Form 10-Q
period 1998-03-31
INDO PACIFIC ENERGY LTD
filed 1998-06-19
CIK 1041829

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
                                   (Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ending March 31, 1998

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-29344

                            INDO-PACIFIC ENERGY LTD.
             (Exact name of registrant as specified in its charter)

YUKON TERRITORY, CANADA                                           NOT APPLICABLE
 (State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                             Identification No.)

                       Suite 1200, 1090 West Pender Street
                         Vancouver, B. C. Canada V6E 2N7
                    (Address of principal executive offices)

         Registrant's telephone number including area code: 604-682-6496

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common shares without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No X

The number of the issuer's common shares without par value outstanding on June 15, 1998 was 28,262,398 shares.

Documents incorporated by reference: None

PART 1 FINANCIAL INFORMATION

Item 1 Unaudited Consolidated Financial Statements for the Quarter Ended March 31, 1998

Indo-Pacific Energy Ltd.

Consolidated Balance Sheets
As at March 31, 1998
Unaudited, Prepared by Management
(Expressed in United States Dollars)

---------------------------------------------------------------------------------------
                                                        1998                   1997
Assets

Current

Cash and short-term deposits                        $  9,928,141           $  8,893,717
Accounts receivable                                       74,214                103,212
Due from related parties                                 193,903                  8,263
Goods and services tax receivable                         15,390                 28,919
Marketable securities                                    228,905                     --
Prepaid expenses                                          19,432                  8,642
---------------------------------------------------------------------------------------



                                                      10,459,985              9,042,753

Petroleum and natural gas properties                   2,156,657              1,539,955
Property and equipment                                   117,629                 65,997
---------------------------------------------------------------------------------------

Total Assets                                        $ 12,734,271           $ 10,648,705
---------------------------------------------------------------------------------------

Liabilities

Current

Accounts payable and accrued liabilities            $     40,349           $     24,476
---------------------------------------------------------------------------------------

Total Liabilities                                         40,349                 24,476
---------------------------------------------------------------------------------------

Shareholders' Equity

Share capital                                         18,178,652             15,603,775
Deficit                                               (5,484,730)            (4,979,546)
---------------------------------------------------------------------------------------

Total Shareholders' Equity                            12,693,922             10,624,229
---------------------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity          $ 12,734,271           $ 10,648,705
---------------------------------------------------------------------------------------

Indo-Pacific Energy Ltd.

Consolidated Statements of Loss and Deficit
For the Three Month Period Ended March 31, 1998
(Comparative figures are for the three month period ended March 31, 1997) Unaudited, Prepared by Management
(Expressed in United States Dollars)

                                                      1998                  1997
------------------------------------------------------------------------------------

Revenues

Petroleum sales                                   $     68,499          $    136,078
Interest                                                65,127                58,572
------------------------------------------------------------------------------------
                                                       133,626               194,650
------------------------------------------------------------------------------------
Cost of sales

Production costs                                        14,599                 5,529
Depletion                                               18,202                85,743
------------------------------------------------------------------------------------
                                                        32,801                91,272
------------------------------------------------------------------------------------
                                                       100,825               103,378
------------------------------------------------------------------------------------
Expenses

     Accounting and audit                                5,575                 1,373
     Amortization                                       13,086                 3,977
     Consulting                                         19,259                 5,520
     Corporate relations and development                 3,929                11,678
     Filing and transfer agent                           2,165                 2,262
     Foreign exchange loss                              22,988                59,972
     Legal                                              28,676                 6,652
     Management fees                                        --                    --
     Office and miscellaneous                           13,373                14,270
     Printing                                           10,681                    --
     Rent                                               17,299                 4,502
     Telephone                                          11,061                 5,810
     Travel                                             25,824                11,106
     Wages and benefits                                 17,599                85,934
------------------------------------------------------------------------------------
                                                       191,515               213,056
------------------------------------------------------------------------------------
Net loss for the period                                (90,690)             (109,678)
Deficit - Beginning of period                       (5,394,040)           (4,869,868)
------------------------------------------------------------------------------------

Deficit - End of period                           $ (5,484,730)         $ (4,979,546)
------------------------------------------------------------------------------------
Basic loss per share                              $       0.00          $       0.00
Diluted loss per share                            $       0.00          $       0.00


Indo-Pacific Energy Ltd.

Consolidated Statements of Cash Flows
For the Three Month Period Ended March 31, 1998
(Comparative figures are for the three month period ended March 31, 1997) Unaudited, Prepared by Management
(Expressed in United States Dollars)

                                                            1998                   1997
-------------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities

Net loss for the period                                 $    (90,690)          $   (109,678)
Adjustments to reconcile net loss to
  cash applied to operating activities:
      Amortization                                            13,086                  3,977
      Depletion                                               18,202                 85,743

Changes in non-cash working capital:
      Accounts receivable                                     60,260                 39,623
      Goods and services tax receivable                      (15,390)               (28,919)
      Prepaid expenses                                        (9,963)                 2,830
      Marketable securities                                    4,605                     --
      Due to/from related parties                            (41,530)               (13,711)
      Accounts payable and accrued liabilities                (5,355)               (56,707)
-------------------------------------------------------------------------------------------
Cash used in operating activities                            (66,775)               (76,842)
-------------------------------------------------------------------------------------------
Financing activities

    Common shares issued for cash                                 --                 74,816
-------------------------------------------------------------------------------------------
Cash provided by financing activities                             --                 74,816
-------------------------------------------------------------------------------------------
Investing activities

    Petroleum and natural gas properties                    (245,020)              (511,770)
    Property and equipment                                   (15,471)               (35,041)
-------------------------------------------------------------------------------------------
Cash used in investing activities                           (260,491)              (546,811)
-------------------------------------------------------------------------------------------
Net decrease in cash during the period                      (327,266)              (548,837)

Cash position - Beginning of period                       10,255,407              9,442,554
-------------------------------------------------------------------------------------------
    Cash position - End of period                       $  9,928,141           $  8,893,717

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The business of the Registrant was organized in 1996. The Registrant is in the exploration and evaluation stage on its oil and gas properties and hence has not yet achieved profitability or break even cash flow. The Registrant has experienced losses in each fiscal period reported on. Its main source of capital currently is the issuance of equity securities, which has a dilutive effect on the Registrant's shareholders. Total losses incurred from incorporation to December 31, 1997 were $5,394,040. The loss for the quarter ending March 31, 1998 was $90,690. The level of future operations may be limited by the availability of capital resources, the sources of which are not predictable. The results of operations should be largely measured by the success of the extent and quality of oil and gas discovered as a result of exploration programs. The sales value of any oil and gas discovered by the Registrant will be largely dependent on factors beyond the Registrant's control such as the market value of the hydrocarbons produced.

Operating Revenue

Ngatoro Energy Limited, a subsidiary of the Registrant, owns a five per cent participating interest and revenue interest in petroleum mining permit PMP 38148, Taranaki Basin, North Island, New Zealand, which has four producing oil wells and two shut-in gas wells. In the year ended December 31, 1996 the Registrant received $163,388 from hydrocarbon sales and in the year ended December 31, 1997, $487,941. In the quarter ending March 31, 1998 the Registrant received $68,499 from hydrocarbon sales. Production has remained relatively constant.

Interest Income

Interest income for the year ended December 31, 1997 was $382,118 and for the year ended December 31, 1996 was $263,044. The increase was due to the receipt and deposit between January 1, 1996 and December 31, 1997 of $13,184,913 from the issuance of common shares. Interest income for the quarter ended March 31, 1998 was $ 65,127.

Costs and Expenses

In the year ended December 31, 1997 the Registrant incurred expenses in the acquisition, exploration and development of petroleum interests of $1,064,976 and in the year ended December 31, 1996, $1,182,655. In the quarter ending March 31, 1998 no new petroleum interests were acquired and the Registrant incurred exploration and development expenses of $245,020.

Depletion and amortization expense in the year ended December 31, 1997 was $97,827 and in the year ended December 31, 1996 was $98,252. Depletion and amortization expense for the quarter ending March 31, 1998 was $31,288.

General and administrative expenses for the year ended December 31, 1997 were $1,022,554 and for the year ended December 31, 1996 were $1,153,770. For the quarter ended March 31, 1998 general and administrative expenses were $178,429.

Interest Expense

The Registrant finances its business primarily from the issuance of common shares and secondarily from the receipt of petroleum revenues from its interest in the Ngatoro oil field, New Zealand. The Registrant has not effected any borrowing and has consequently not incurred any interest expense.

Liquidity

The Registrant has maintained an appropriate liquidity level to fund its expenditure programs in the past and has no reason to conclude that this will not continue for fiscal 1998. The Registrant is satisfied with its ability to access capital markets through private placements, public offerings, and convertible securities in order to preserve liquidity levels. The Registrant will utilize joint venture arrangements to reduce its exposure on exploration and development programs.

As of December 31, 1997 the Registrant had $10,739,529 in working capital as compared with $9,510,230 as of December 31, 1996. At March 31, 1998 working capital was $10,419,636.

No securities were issued in the quarter ended March 31, 1998.

Capital Resources

Material capital commitments to December 31, 1998 are described in Item 1-Business-Plan of Operations of the Registrant's Form 10 as at December 31, 1997. These commitments total $4,125,500 which the Registrant has on deposit.

The Registrant has no other anticipated capital expenditures of a material amount. However, the Registrant intends to acquire additional petroleum interests which may give rise to further capital expenditures.

The Registrant has no agreements with management, investors, shareholders or anyone else respecting additional financing at this time. Because of the nature of the Registrant's business, there are no trends in the nature of its capital resources which could be considered predictable. To date, the Registrant's capital resources have consisted solely of the issuance of common shares pursuant to either public distributions, private placements or the exercise of convertible securities.

Results of Operations

The Registrant is an exploration company. The Registrant's primary focus is the investigation and acquisition of oil and gas properties. The Registrant's policy is to acquire interests and where possible, minimize its risk exposure by farming out or joint venturing these interests to other industry participants.

Revenues for the quarter ended March 31, 1998 were $133,626 compared with revenues for the quarter ended March 31, 1997 which were $194,650. The difference is attributable to one of the Ngatoro oil wells being shut-in for a workover.

Revenues for the year ended December 31, 1997 were $870,059 compared with $426,432 for the year ended December 31, 1996. The Registrant's expenses for the year ended December 31, 1997 were $1,394,231 resulting in a per share book loss of $0.02 compared with $1,328,086 resulting in a per share book loss of $0.01 for the period ended December 31, 1996.


PART II OTHER INFORMATION

Item 1 Legal Proceedings

There are no material legal proceedings commenced or maintained by or against the Registrant.

Item 2 Changes in Securities

There has been no change in the rights of the holders of any class of registered securities and none of the rights evidenced by any class of registered securities has been materially limited or qualified by the issuance or modification of any other class of securities.

Item 3 Defaults Upon Senior Securities

The Registrants has no debt securities outstanding.

Item 4 Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders in the quarter ended March 31, 1998.

Item 5 Other Information

The following quarterly report at March 31, 1998 was issued to shareholders in accordance with applicable Canadian securities laws:

Foreword

Indo-Pacific Energy Ltd. (OTCBB symbol: INDX), one of the IREMCO group of companies, is an independent oil and gas exploration and production company focused exclusively in the Asia-Pacific region. The Company has varying interests in 5,770,000 acres of exploration permits in New Zealand, making it the largest holder of onshore exploration acreage in New Zealand. The Company has a 50% interest in a 2,500,000 acre area in China, varying interests in 1,035,000 acres of offshore exploration permits in Australia and a 40% interest in a 1,200,000 acre exploration permit in Papua New Guinea.

NORTH ISLAND, NEW ZEALAND, ONSHORE EAST COAST BASIN

The most encouraging news from the East Coast Basin is on permit 38329, which lies between the Company's permits 38330 and 38328. Third parties who own the permit have made a gas discovery in the Miocene Makaretu sandstones near the 4,000 foot depth. The Kahauroa-1 well flowed on test at a stabilised rate of
11.5 million cubic feet a day with a 2,100 psi flowing tubing pressure after 60 hours of testing. Calculated absolute open flow potential was in excess of 70 million cubic feet a day. To date, the Taranaki Basin on the west coast of the North Island has been the only producing area in New Zealand. The East Coast Basin is a lightly explored area that has seen little modern exploration. This discovery opens up the possibility of a second producing basin on the North Island and has confirmed the Company's exploration plan for its holdings in the area.

Petroleum Exploration Permit PEP 38330 (34%)

The 1997 seismic survey defined structures beneath the Pauariki and Matanui surface anticlines. A 30 mile seismic survey is to be done in June, 1998 which will detail several other structures, including the Arataha Dome, originally mapped in the early part of the century by Mobil (then Vacuum Oil) and others. Subject to interpretation of these new data, drilling is planned on this million acre permit for late 1998.

Petroleum Prospecting Licence PPL 38312

The licence expired in November, 1997. Indo-Pacific and associated IREMCO company, Trans-Orient Petroleum Ltd., have filed an application for a new permit over the area. If the new permit is granted, a seismic program will be carried out in June to locate a new drilling location, most probably on either the Waitaria or Kaiponi structures.

Petroleum Exploration Permits PEP 38328 (40%) and PEP 38332 (42.5%)

After the drilling of the Kereru-l exploration well, a 120 mile seismic survey was completed in 1997 which identified a number of new prospects and leads. These include a large thrust fault anticline in the north of PEP 38328 (the Petane Lead), spectacular anticlinal features in the coastal area south of Napier (the Awanga and Haumoana Leads), and several features around the boundary between the two permits (the Rosearl Leads). Indo-Pacific and the other participants in PEP 38328 and PEP 38332 commenced an 100 mile seismic survey over these and several other features in early May to identify targets for drilling later in the year. Early results from this survey have identified another interesting prospect.

NORTH ISLAND, NEW ZEALAND, ONSHORE TARANAKI BASIN

Petroleum Mining Permit PMP 38148 (5%)

Gross first quarter revenues from this permit were US$68,499 (Cdn$97,981). A gas sales contract was signed in February, 1998 and sales are expected to begin in June, 1998. A workover of the Ngatoro-2 oil producer was suspended in May, 1998, and the well is being brought back into temporary production, with the intention of carrying out a complete rehabilitation of the well after completion of the Ngatoro-9 well. Ngatoro-9 is planned to be drilled in June, 1998 as a deviated well from the Ngatoro-2 well site. If successful, it will be completed as a producer in the Ngatoro-2 oil pool. In the event of good success in Ngatoro-9, a further well into this pool is probable. In addition, an exploration well is planned for later in the year on a separate prospect defined by 3D seismic within the Ngatoro permit area PMP 38148.

Petroleum Prospecting Licence PPL 38706 (7.75%)

The Tariki-2C well, to which Indo-Pacific is making a fixed dollar contribution, was spudded in March, 1998 and in May, 1998 reached its target depth along hole of about 9,500 feet. Electric logging is being completed over about an 1,800 foot interval of horizontal hole drilled in the Tikorangi Formation limestones. Significant mud losses and gas peaks within this interval indicate that there may be producible, oil filled fractures within the Tikorangi limestones. Flow testing of the interval is planned after completion of logging.

Tariki-2C is located within PML 38138, in which the Company does not hold an interest, but tests a prospect which extends into the adjacent 40,000 acre PPL 38706. If Tariki-2C flows oil, the discovery area could extend a considerable distance into PPL 38706, and Indo-Pacific would drill a well within PPL 38706 before November, 1998.

Petroleum Exploration Permit PEP 38716 (24.8%)

A drilling location on this 67,000 acre permit has been defined on the Crown Prospect, and preparation for drilling the Huinga-1 well has commenced. Farmout agreements are being finalized with Australia Worldwide Exploration N.L. and Antrim Energy Ltd. of Calgary and have reduced Indo-Pacific's exposure to about 10% of well cost, while maintaining an equity of about 20%. The Huinga-1 well is scheduled to be drilled in September, 1998 to test to 13,000 feet a thrust structure similar to the adjacent Waihapa/Ngaere oil field, where individual wells have flowed in excess of 10,000 barrels of oil per day from fractured Tikorangi limestones. The Huinga-1 well will test Tikorangi Formation fractured limestones, Tariki Formation sandstones and Kapuni Formation sandstones within the Crown structure, as well as intersecting Mt. Messenger sandstones at shallower depth.

Seismic has also detailed the shallower Oru Prospect to the south of the Crown Prospect. On the adjacent property, the Waihapa-8 well touched the edge of the Oru Prospect and flowed at 750 barrels of oil a day from Mt. Messenger sandstones. The Oru Prospect has the potential to be a larger discovery than the Ngatoro Field, and may be drilled in the near future.

Petroleum Exploration Permit PEP 38720 (50%)

Indo-Pacific has identified the Waitoriki Prospect in this 6,300 acre permit as a sizable gas-condensate drilling target extending over an area of about 2,000 acres within the Kapuni Formation at a depth of about 13,000 feet. The prospect is very similar to the adjacent Mangahewa structure, on which the Mangahewa-2 well was drilled last year as a gas-condensate discovery. Following fracturing of the Kapuni Formation in that well, flow rates in excess of 17.5 million cubic feet of gas per day have been sustained, with a reported gross gas column of 2,800 feet and a net 1,600 feet of gas bearing Kapuni sandstones. The Mangahewa field may extend over an area of more than 15,000 acres, and potential reserves estimates have been quoted in the order of two trillion cubic feet of gas. While Indo-Pacific's Waitoriki Prospect is considerably smaller in area, it also has the potential to be a large gas-condensate field, and is planned to be drilled in late 1998 to early 1999. PEP 38720 also has good potential for Mt. Messenger oil discoveries at depths of five to 6,000 feet, and a Mt. Messenger well may be a drilling alternative if a deep drilling unit is not available to drill the Waitoriki Prospect.

Petroleum Exploration Permit 38723 (40%)

Indo-Pacific is the operator of this 19,783 acre permit. The permit lies immediately to the north of PEP 38716 and abuts four producing fields. Indo-Pacific is reprocessing existing seismic data from the area. Further seismic may be collected later in 1998 to aid in definition of new drilling targets in the Mt. Messenger sandstones and the deeper Tikorangi limestones.

SOUTH ISLAND, NEW ZEALAND, CANTERBURY BASIN

Petroleum Exploration Permit PEP 38256 (50%)

This 2,760,120 acre permit was granted in August, 1997, with the condition that 50% of the area must be relinquished at the end of the third year. Indo-Pacific has computer scanned the 1960's vintage seismic acquired by the BP-Shell-Todd consortium, and collected further gravity data crossing the prominent gravity 'lows' which probably indicate unidentified sedimentary basins beneath the Canterbury Plains. Modelling of these gravity data confirms that there could be sufficient rock thickness for oil and gas to be generated at depth beneath the Plains. Indo-Pacific is planning a 120 mile seismic survey later in 1998. This will define the sedimentary basins, and identify structural leads within, and adjacent to, the basins, which could be targets for future drilling. The survey will also link in two old wells. Some leads are already identified in the Rangiora Basin. The low relief, open nature of the Plains, together with the very extensive road network, makes exploration cheap and easy, and there is potential to establish a new hydrocarbon province.

OFFSHORE AUSTRALIA

Timor Sea, Offshore Exploration Permit WA-199-P (5.0%)

The Kittiwake-1 well was spudded in March, 1998 and reached a depth of about 9,400 feet in May, 1998. The Plover Sands, which were the main target of the well, were encountered at a depth near 8,800 feet, and were present down to the 9,400 foot level. Electric log evaluation showed there are no significant hydrocarbons in the reservoir. Accordingly, the decision was taken to plug and abandon the Kittiwake-1 well. The participants will meet in June, 1998 to discuss further exploration plans in this large permit area, and will consider the next prospect to be drilled later in 1998.

Timor Sea, Offshore Exploration Permit AC/P19 (65% to earn 61.75%)

Indo-Pacific operates this 364,500 acre permit which encompasses the southern part of the Cartier Trough and parts of the Ashmore Platform to the west. The existence in the area of fan sandstones, with the potential to be reservoirs, has been demonstrated by the drilling last year by Cultus Petroleum of the 7,500 barrel a day Tenacious-1 discovery well immediately south of the permit. A large 3D seismic survey is in progress in the area and will be extended over much of AC/P19 later in 1998.

Bass Strait, Offshore Exploration Permit VIC/P39 (33 1/3% to earn 31 2/3%)

Previous explorers of this area have had difficulty in defining structural traps at the top of the Latrobe Formation, the oil producer in the Basin, due to the distorting effect on seismic data of large buried channels and canyons in the rock section between the sea floor and the Latrobe Formation. Indo-Pacific is applying several new computer processing techniques to the existing data to identify and map prospects. Subject to success of this work, farm-in participants will be sought to fund an exploration well to be drilled in 1999.

PAPUA NEW GUINEA, Onshore Petroleum Prospecting Licence PPL 192 (40%)

As operator of this 1,200,000 acre licence, Indo-Pacific has designed a seismic feasibility study which is to be implemented in late 1998 over the Mamboi and Kamu prospects. Exploration drilling in adjacent offset acreage to the northwest and the southeast during 1998 could substantially upgrade the value of PPL 192. Several major oil discoveries have been made ion the highlands to the northeast, including the Kutubu fields which, in a few years, have produced well over 100 million barrels of oil, and the 1997 Moran oil discovery with well flow rates up to 10,000 barrels a day and potential reserves of several hundred million barrels.

Indo-Pacific is also the operator of a consortium which has applied for a large acreage tract called PPL 195 in the highlands northeast of the Moran discovery. If this permit is awarded, exploration will commence in 1998.

Technical Study Area, Nanling and Wuwei Basins, Anhui Province, China (50%)

In 1997, working under a Joint Technical Study Agreement with China National Oil and Gas Exploration and Development Corporation, an initial technical review of this 2,500,000 acre area was completed with the identification of the Hongzhuang prospect in the Nanling basin, the Longtangwan prospect in the Wuwei basin and several other prospects and leads of geological types similar to those which have provided oil and gas discoveries elsewhere in China. Negotiations are underway for a new contract over the basins. After execution of this contract, further seismic surveys will be completed in 1998 in both basins to confirm prospects for drilling in 1999.

Corporate and Financial

Indo-Pacific ended the first quarter with working capital of US$10.42 million (Cdn$14.79 million). Share prices during the quarter weakened along with most of the oil and gas sector, but liquidity has remained high. Indo-Pacific has applied to become a registrant under the Securities & Exchange Act of 1934 (U.S.) and anticipates its registration statement to become effective June 7, 1998.

The annual general meeting of the Company is to be held on June 24, 1998 in Vancouver, British Columbia.

Item 6 Exhibits and Reports on Form 8-K

(a) There are no exhibits filed with this Form 10-Q.

(b) The Registrant became a registrant under the Securities & Exchange Act of 1934 on June 7, 1998. There were no reports on Form 8-K filed in the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities & Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

INDO-PACIFIC ENERGY LTD.

By: /s/ Alex Guidi, Chairman              June 17, 1998


By: /s/ Mark Katsumata, Secretary         June 17, 1998