Form 10-Q
period 1998-06-30
INDO PACIFIC ENERGY LTD
filed 1998-08-14
CIK 1041829

=================================================================
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ending June 30, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                  Commission file number 0-29344

                     INDO-PACIFIC ENERGY LTD.
      (Exact name of registrant as specified in its charter)

YUKON TERRITORY, CANADA              NOT APPLICABLE
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)       Identification No.)

               Suite 1200, 1090 West Pender Street
                 Vancouver, B. C. Canada V6E 2N7
             (Address of principal executive offices)

                          (604) 682-6496
       (Registrant's telephone number including area code)

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

                    Yes [ X ]   No [   ]

The number of the issuer's common shares without par value outstanding on June 30, 1998 was 28,262,398 shares.

Documents incorporated by reference: Form 10 and all amendments thereto.

=================================================================

                  PART I. FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Financial Statements for the
          Period Ended June 30, 1998

                     INDO-PACIFIC ENERGY LTD.

                  Consolidated Balance Sheets
                      As at June 30, 1998
               Unaudited, Prepared by Management
              (Expressed in United States Dollars)

                                1998           1997
ASSETS
Current
  Cash and short-term deposits  $  8,613,665 $  8,380,518
  Accounts receivable                 79,277      117,232
  Due from related parties           132,222      305,481
  Goods and services
   tax receivable                     10,436       30,903
  Marketable securities              573,010           -
  Prepaid expenses                     8,586        4,909
                                ------------ ------------
                                   9,417,196    8,839,043

Petroleum and natural
  gas properties                   3,088,521    1,949,971
Property and equipment               133,576      119,455
                                ------------ ------------
Total Assets                    $ 12,639,293 $ 10,908,469
                                ------------ ------------
LIABILITIES

Current
  Accounts payable and
    accrued liabilities         $     40,935 $     70,827
                                ------------ ------------
Total Liabilities                     40,935       70,827
                                ------------ ------------
Shareholders' Equity

Share capital                     17,719,726   15,844,318
Deficit                           (5,121,368)  (5,006,676)
                                ------------ ------------
Total Shareholders' Equity        12,598,358   10,837,642
                                ------------ ------------

Total Liabilities and
  Shareholders' Equity          $ 12,639,293 $ 10,908,469
                                ------------ ------------

                                1

                     INDO-PACIFIC ENERGY LTD.
           Consolidated Statements of Loss and Deficit
          For the Six Month Period Ended June 30, 1998
           (Comparative figures are for the six month
                   period ended June 30, 1997)
                Unaudited, Prepared by Management
               (Expressed in United States Dollars)

                              1998           1997
REVENUES
 Petroleum sales              $    129,808   $    253,171
 Interest                          216,822        154,501
                              ------------   ------------
                                   346,630        407,672
                              ------------   ------------
Cost of sales
 Production costs                   24,519         32,639
 Depletion                          43,281        169,381
                              ------------   ------------
                                    67,800        202,020
                              ------------   ------------
                                   278,830        205,652
                              ------------   ------------

EXPENSES
  Accounting and audit              19,798         15,014
  Amortization                      25,621          7,062
  Consulting                        22,230         36,812
  Corporate relations
    and development                 36,813         33,916
  Filing and transfer agent          4,456          4,050
  Foreign exchange loss             51,004         42,450
  Legal                             65,171         19,163
  Management fees                       -              -
  Office and miscellaneous          19,474         40,539
  Printing                          88,207         48,342
  Rent                              33,097          7,939
  Telephone                         23,616          8,452
  Travel                            46,015         20,254
  Wages and benefits                29,582         74,848
                              ------------   ------------
                                   465,084        358,841
                              ------------   ------------
Net loss for the period           (186,254)      (153,189)

Deficit - Beginning of period   (4,935,114)    (4,853,487)
                              ------------   ------------
Deficit - End of period       $ (5,121,368)  $ (5,006,676)

Basic loss per share          $       0.01   $       0.01
Diluted loss per share                0.01           0.01

                                   2

                       INDO-PACIFIC ENERGY LTD.
                 Consolidated Statements of Cash Flows
             For the Six Month Period Ended June 30, 1998
(Comparative figures are for the six month period ended June 30, 1997)
                   Unaudited, Prepared by Management
                 (Expressed in United States Dollars)

                              1998           1997
Cash provided by (used in):
Operating activities
 Net loss for the period      $    (186,254) $    (153,189)
 Adjustments to reconcile net loss to
 cash applied to operating activities:
  Amortization                       25,621          7,062
  Depletion                          43,281        169,381
Changes in non-cash working capital:
 Accounts receivable                 55,197         25,603
 Goods and services
  tax receivable                    (10,436)       (30,903)
 Prepaid expenses                       883          6,563
 Marketable securities             (339,500)            -
 Due to/from related parties         20,151       (310,929)
 Accounts payable and
  accrued liabilities                (4,769)       (10,356)
                              -------------  -------------
Cash used in operating
 activities                        (395,826)      (296,768)
                              -------------  -------------
Financing activities
 Common shares issued for cash           -         331,740
                              -------------  -------------
Cash provided by financing
 activities                              -         331,740
                              -------------  -------------
Investing activities
 Petroleum and natural
  gas properties                 (1,201,963)    (1,005,424)
 Property and equipment             (43,953)       (91,584)
                              -------------  -------------
Cash used in investing
  activities                     (1,245,916)    (1,097,008)
                              -------------  -------------
Net decrease in cash
 during the period               (1,641,742)    (1,062,036)

Cash position - Beginning
  of period                      10,255,407      9,442,554
                              -------------  -------------
Cash position - End of period $   8,613,665  $   8,380,518
                              -------------  -------------

                                   3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The business of the Registrant was organized in 1996. The Registrant is in the exploration and evaluation stage of its oil and gas properties and hence has not yet achieved profitability or break even cash flow. The Registrant has experienced losses in each fiscal period reported on. Its main source of capital currently is the issuance of equity securities, which has a dilutive effect on the Registrant's shareholders. Total losses incurred from incorporation to December 31, 1997 were $4,935,114. The loss for the quarter ending June 30, 1998 was $95,564 and for the six months ended June 30, 1998 was $186,254. The level of future operations may be limited by the availability of capital resources, the sources of which are not predictable. The results of operations should be largely measured by the success of the extent and quality of oil and gas discovered as a result of exploration programs. The sales value of any oil and gas discovered by the Registrant will be largely dependent on factors beyond the Registrant's control such as the market value of the hydrocarbons produced.

Operating Revenue

Ngatoro Energy Limited, a subsidiary of the Registrant, owns a five per cent participating interest and revenue interest in petroleum mining permit PMP 38148, Taranaki Basin, North Island, New Zealand, which has four producing oil wells and two shut-in gas wells. In the six months ending June 30, 1998 the Registrant received $129,808 from hydrocarbon sales compared with $253,171 in the comparable period in 1997. Production has remained relatively constant. The difference is due to one of the Ngatoro wells being shut-in for a workover and to lower hydrocarbon prices.

Interest Income

Interest income for the six months ended June 30, 1998 was $216,822 compared with $154,501 in the comparable period in 1997.

Costs and Expenses

In the six months ended June 30, 1998 no new petroleum interests were acquired and the Registrant incurred exploration and development expenses of $1,201,963.

Depletion and amortization expense for the six months ending June 30, 1998 was $68,902 compared with $176,443 for the comparable period in 1997.

For the six months ended June 30, 1998 general and administrative expenses were $465,084 compared with $358,841 for the comparable period in 1997. The increase is due to greater activity associated with field activities.

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

At June 30, 1998 working capital was $9,376,261 compared with $8,768,216 for the comparable period in 1997.

In the quarter ended June 30, 1998 the Registrant issued the shares described under Part II, Item 4, but this had no effect on liquidity as it was merely the replacement of escrow shares.

Capital Resources

Material capital commitments to December 31, 1998 are described in amendment one of Item 1-Business-Plan of Operations of the Registrant's Form 10 as at December 31, 1997, which is incorporated herein by reference. The Registrant has this amount on deposit.

The Registrant has no other anticipated capital expenditures of a material amount. However, the Registrant intends to acquire additional petroleum interests which may give rise to further capital expenditures.

In the quarter ended June 30, 1998 the Registrant granted an option agreement to AMG Oil Ltd. (OTCBB: AMGO) an associated company to explore Petroleum Exploration Permit 38256, onshore Canterbury Basin, South Island, New Zealand. The Registrant and associated company, Trans-Orient Petroleum Ltd. ("TOP") each own a 50% participating interest in the permit area. Both the Registrant and TOP have equally granted options to AMG to earn up to an 80% interest in the permit. In order to earn the interests AMG must:

  (i) pay 100% of the cost of a 120 mile seismic survey which was recently completed to earn a 30% interest; and

  (ii) pay 100% of the cost of any additional seismic required to define two drilling prospects and pay the dry hole costs of drilling two wells to a maximum of about US$2,100,000 to earn an additional 50%.

In the quarter ended June 30, 1998 the Registrant purchased 1,000,000 shares of AMG Oil Ltd., an associated company, for $0.25 per share and was granted an option to purchase 1,000,000 shares for $0.50 per share before July 31, 2000.

The transaction with AMG is described in amendment number one to the Form 10 at December 31, 1997 of the Registrant.

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

Petroleum revenues for the six months ended June 30, 1998 were $129,808 compared with revenues for the six months ended June 30, 1997 which were $253,171. The difference is attributable to one of the Ngatoro oil wells being shut-in for a workover and due to lower hydrocarbon prices.


                               PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There are no material legal proceedings commenced or maintained by, or against, the Registrant.


ITEM 2.   CHANGES IN SECURITIES

There has been no change in the rights of the holders of any class of registered securities and none of the rights evidenced by any class of registered securities has been materially limited or qualified by the issuance or modification of any other class of securities.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Registrant has no debt securities outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual general meeting of the Registrant was held on June 24, 1998. Shareholders appointed Sadovnick Telford & Skov as auditors for the ensuing year and authorized the directors to fix their remuneration, elected Dr. David Bennett, Ronald Bertuzzi, Alex Guidi and Brad Holland as directors, approved by ordinary resolution the reservation of the number of shares that is 20 percent of the outstanding shares from time to time for the grant of directors' and employees' stock options on terms and conditions to be determined by the directors, approved by ordinary resolution the surrender to the Company and cancellation in accordance with applicable securities law of 1,406,250 common shares subject to an escrow agreement dated April 8, 1994 among Pacific Corporate Trust Company, International Resource Management Corp., Kim Morris and Lana Ko and to Local Policy 3-07 of the British Columbia Securities Commission, approved by ordinary resolution the replacement of escrow shares by the issuance in accordance with applicable securities law to International Resource Management Corp. of 1,181,250 common shares, and to the DJ and JM Bennett Family Trust of 225,000 common shares, for CDN$0.01 per share and confirmed by ordinary resolution Bylaw No. One of the Company;


ITEM 5.   OTHER INFORMATION

  None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  None

                              SIGNATURES

Pursuant to the requirements of the Securities & Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated this 11th day of August, 1998.

                 INDO-PACIFIC ENERGY LTD.


                 BY: /s/ Alex Guidi
                     Alex Guidi, Chairman

                 BY: /s/ Mark Katsumata
                     Mark Katsumata, Secretary