Form 10-Q
period 1998-09-30
INDO PACIFIC ENERGY LTD
filed 1998-11-17
CIK 1041829

=================================================================

                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ending September 30, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                  Commission file number 0-29344


                     INDO-PACIFIC ENERGY LTD.
      (Exact name of registrant as specified in its charter)


YUKON TERRITORY, CANADA            NOT APPLICABLE
(State or other jurisdiction       (I.R.S. Employer
of incorporation or organization)  Identification No.)


               Suite 1200, 1090 West Pender Street
            Vancouver, British Columbia Canada V6E 2N7
             (Address of principal executive offices)


Registrant's telephone number including area code: (604) 682-6496

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [ X ]   No [   ]


The number of common shares without par value outstanding on September 30, 1998 was 28,262,398 shares.


=================================================================

                             PART 1.

ITEM 1.   FINANCIAL INFORMATION.

                     Indo-Pacific Energy Ltd.
                   Consolidated Balance Sheets
                     As at September 30, 1998
                Unaudited, Prepared by Management
              (Expressed in United States Dollars)

                                   1998           1997
ASSETS
Current
  Cash and short-term deposits     $8,259,610     $10,505,690
  Accounts receivable                  92,909         104,425
  Due from related parties             16,565          63,765
  Goods and services
    tax receivable                     17,730          22,055
  Marketable securities               610,726              -
  Prepaid expenses                      5,793           4,310
                                   ----------     -----------
                                    9,003,333      10,700,245

Petroleum and natural gas
  properties                        3,357,348       2,013,473
Property and equipment                137,427         138,491
                                   ----------     -----------
Total Assets                       $12,498,108    $12,852,209
                                   ===========    ===========
LIABILITIES

Current

  Accounts payable and
   accrued liabilities             $     2,006    $    17,339
                                   -----------    -----------
Total Liabilities                        2,006         17,339
                                   -----------    -----------
Shareholders' Equity

Share capital                       17,617,045     17,727,021
Deficit                             (5,120,943)    (4,892,151)
                                   -----------    -----------
Total Shareholders' Equity          12,496,102     12,834,870
                                   -----------    -----------
Total Liabilities and
  Shareholders' Equity             $12,498,108    $12,852,209
                                   ===========    ===========

                     Indo-Pacific Energy Ltd.
           Consolidated Statements of Loss and Deficit
       For the Nine Month Period Ended September 30, 1998
(Comparative figures are for the nine month period ended September 30, 1997)
                Unaudited, Prepared by Management
               (Expressed in United States Dollars)

                                   1998           1997
Revenues
  Petroleum sales                  $   181,125    $   363,460
  Interest                             285,824        223,131
                                   -----------    -----------
                                       466,949        586,591
                                   -----------    -----------
Cost of sales
  Production costs                      38,606         71,628
  Depletion                             62,957        246,351
                                   -----------    -----------
                                       101,563        317,979
                                   -----------    -----------
                                       365,386        268,612
                                   -----------    -----------
Expenses
  Accounting and audit                  29,562         42,363
  Amortization                          38,366         20,280
  Compensation recovery               (109,197)      (363,375)
  Consulting                            37,778        116,419
  Corporate relations
    and development                     53,896         71,366
  Filing and transfer agent              5,856          8,285
  Foreign exchange loss                 93,571         85,374
  Legal                                 97,029         30,780
  Management fees                           -              -
  Office and miscellaneous               9,206         68,598
  Printing                             107,936         77,212
  Rent                                  57,147         18,992
  Telephone                             36,986         14,720
  Travel                                51,450         36,267
  Wages and benefits                    41,629         79,995
                                   -----------    -----------
                                       551,215        307,276
                                   -----------    -----------
Net loss for the period               (185,829)       (38,664)
Deficit - Beginning of period       (4,935,114)    (4,853,487)
                                   -----------    -----------
Deficit - End of period            $(5,120,943)   $(4,892,151)
                                   ===========    ===========

                     Indo-Pacific Energy Ltd.
     Consolidated Statements of Changes in Financial Position
        For the Nine Month Period Ended September 30, 1998
(Comparative figures are for the nine month period ended September 30, 1997)
                Unaudited, Prepared by Management
               (Expressed in United States Dollars)

                                   1998           1997
CASH PROVIDED BY (USED IN):

OPERATING ACTIVITIES
Net loss for the period            $  (185,829)   $    (38,664)
Adjustments to reconcile net loss to
  cash applied to operating activities:
 Amortization                           38,366          20,280
 Depletion                              62,957         246,351
Changes in non-cash working capital:
  Accounts receivable                   41,565          38,410
  Goods and services tax
   receivable                          (17,730)        (22,055)
  Prepaid expenses                       3,676           7,162
  Marketable securities               (377,216)             -
  Due to/from related parties          135,808         (69,213)
  Accounts payable and
   accrued liabilities                 (43,698)        (63,844)
                                   -----------    ------------
Cash provided by (used in)
  operating activities                (342,101)        118,427
                                   -----------    ------------
FINANCING ACTIVITIES
Common shares issued for cash         (102,681)      2,214,443
                                   -----------    ------------
Cash provided by (used in)
  financing activities                (102,681)      2,214,443
                                   -----------    ------------
INVESTING ACTIVITIES
Petroleum and natural
  gas properties                    (1,490,466)     (1,145,896)
Property and equipment                 (60,549)       (123,838)
                                   -----------    ------------
Cash used in investing activities   (1,551,015)     (1,269,734)
                                   -----------    ------------
Net increase (decrease) in
  cash during the period            (1,995,797)      1,063,136

Cash position
 Beginning of period                10,255,407       9,442,554
                                   -----------    ------------
Cash position - End of period      $8,259,610     $ 10,505,690
                                   ==========     ============

                               F-3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

General

     The Registrant (OTCBB symbol: INDX) is an independent oil and gas exploration and production company focused exclusively in the Austral-Pacific region. The business of the Registrant was organized in 1996. In New Zealand, the Registrant has varying participating interests in 5,746,000 acres of onshore exploration permits and a five percent participating interest in onshore petroleum mining permit 38148, Taranaki Basin, North Island. In China the Registrant has a 50% interest in a 2,500,000 acre area under negotiation, in Australia varying interests in 551,000 acres of offshore exploration permits, and in Papua New Guinea a 40% interest in a 1,200,000 onshore acre exploration licence and a 40% interest in an application for an exploration licence over a 600,000 onshore acre area.

     The business and securities of the Registrant are speculative. For other information regarding the Registrant, see (1) other EDGAR filings in SEC file number 0-29344, www.sec.gov (2) Canadian SEDAR filings at www.sedar.com and (3) the Registrant's website at www.indopacific.com.

Property maps: www.sec.indopacific.com

     The Registrant has experienced losses in each fiscal period reported on. Its main source of capital is the issuance of equity securities. Total losses incurred from incorporation to December 31, 1997 were $4,935,114. Gain(loss) for the quarter ending September 30, 1998 was nil and loss for the first three quarters was $185,829 ($0.01 per share).

Operating Revenue

     Gross third quarter production revenue from PMP 38148 was $51,317 (second quarter: $61,309). The decrease is due to a change in average oil sale price of $12.09 per barrel to $10.89 per barrel and a change in production volume from 5,072 barrels to 4,711 barrels. This was offset by commencement of gas sales in the quarter of $3,746 with gas production averaging 0.14 million cubic feet a day in August and September.

     Gross production revenue for the first three quarters of 1998 was $181,125 (1997: $363,460). The difference is due to a decline in the price received for oil and reduced oil production because of the shut in of Ngatoro-2 well from December 1997 to July 1998 for a work over.

Interest Income.

     Interest income for the first three quarters was $285,824 compared with $223,131 for the comparable 1997 period.

Costs and Expenses.

     Property exploration expenses and New Zealand development expenses were:

                    Expense for         Expense for
Country             Quarter             Three Quarters

New Zealand
  Exploration       $ 113,854           $ 376,113
  Development          91,090             179,567

Australia             120,726             927,248

Papua New Guinea        6,319               7,536

China                     NIL                 NIL


     General and administrative expenses for the first three quarters were $551,215 (1997: $307,276). The increase is due to greater activity associated with field activities and expenses incurred in connection with regulatory compliance.

     Depletion expense for the first three quarters was $62,957
(1997: $246,351).

Interest Expense.

     There is no borrowing and consequently no interest expense.

Liquidity.

     The Registrant has maintained adequate liquidity to fund its expenditure programs in the past and has no reason to conclude that this will not continue for fiscal 1998 and 1999. The Registrant is satisfied with its ability to access capital through private placements, public offerings, and convertible securities in order to preserve liquidity. Joint venture arrangements reduce exposure on exploration and development programs.

     At September 30, 1998 cash reserves were $8,259,610 and property commitments for the fourth quarter were $161,664. Permits require 1999 property expenses of $1,765,053.

     In the third quarter 1,406,250 escrow shares were acquired by the Company and the same number replacing such shares were issued as approved by shareholders on June 24, 1998. No rights, warrants or options to acquire shares were granted or exercised.

Capital Resources.

     Material capital commitments to December 31, 1998 are described in Amendment Two to the Form 10, as filed with the Securities and Exchange Commission, at Item 1. Business-Plan of
Operations as at December 31, 1997. At September 30, 1998, working capital was $9,001,327 (1997: $10,682,906).

     The Registrant has no other anticipated capital expenditures of a material amount. However, the Registrant intends to acquire additional petroleum interests which may give rise to further capital expenditures.

     The Registrant has no agreements respecting additional financing at this time. Because of the nature of the Registrant's business, there are no trends in the nature of its capital resources which could be considered predictable. To date, the Registrant's capital resources have consisted solely of the issuance of common shares pursuant to either public distributions, private placements or the exercise of convertible securities.

Results of Operations.

     The Registrant is an exploration company. The Registrant's primary focus is the acquisition and exploration of unproven oil and gas properties. The Registrant's policy is to acquire interests and, where possible, minimize its risk exposure by farming out or joint venturing property interests to other industry participants.

Material changes on petroleum properties during the third quarter are:

NORTH ISLAND, NEW ZEALAND, ONSHORE EAST COAST BASIN

Petroleum Exploration Permit PEP 38330 (34%), Operator: Indo-Pacific

     Interpretation of seismic data collected in June 1998 was completed. Collection of more seismic data is planned for the fourth quarter of 1998. Drilling is planned for 1999. The
Registrant is discussing farm outs with third parties.

Petroleum Exploration Permits PEP 38328 (40%) & PEP 38332 (42.5%),
Operator: Indo-Pacific

     Interpretation of seismic data collected in May 1998 was completed. Collection of more seismic data is planned for the fourth quarter of 1998. Targets may be proposed for drilling in early 1999. The Registrant is discussing farm outs with third parties.

NORTH ISLAND, NEW ZEALAND, ONSHORE TARANAKI BASIN

Petroleum Mining Permit PMP 38148 (5%), Operator: New Zealand Oil
& Gas

     See Operating Revenue for petroleum sales.

     Two new oil wells, Ngatoro-9 and Ngatoro-11, were completed. The Ngatoro-2 oil well, shut-in since December 1997 for repair, recommenced production. The operator estimates proved and probable reserves have increased by two to three million barrels due to the Ngatoro-9 and 11 wells.

     Drilling two new wells to test separate oil prospects is being considered. A water injection well is planned to increase recovery from the Ngatoro-1 oil pool.

Petroleum Prospecting Licence PPL 38706 (7.75%), Operator: Fletcher Challenge Energy

     The Registrant made a contribution to the cost of the Tariki-2C well which was located about 200 meters from the boundary of PPL 38706 in the adjacent PML 38138 permit. The contribution gave access to all information from the well. Both permits are operated by Fletcher Challenge Energy. The Tariki-2C well was a commercial success and the structure found by the well has been mapped as extending several kilometers into PPL 38706. Fletcher Challenge has recognized the permits may be unitized, i.e., treated as one producing pool.

     PPL 38706 expired on July 31, 1998. The New Zealand Minister of Energy granted a retention license expiring July 31, 2001 over about 5,800 acres of PPL 38706 adjacent to the Tariki-2C discovery with reservation of an 11% carried interest. The location of a well is being determined and is scheduled to be drilled early in 1999. Fletcher Challenge has stated that in excess of ten million barrels of oil may be situated in PPL 38706.

Petroleum Exploration Permit PEP 38716 (19.8%), Operator: Marabella Enterprises Ltd.

     A drilling location has been defined on the Crown Prospect, and preparation for drilling the Huinga-1 well has commenced. A farm out agreement with Australian Worldwide Exploration N.L. and sale of a five percent interest for US$150,000 to Antrim Oil and Gas Limited, Calgary have reduced exposure to about 8.5% of well cost, with equity of 19.8%. Drilling of the well has been delayed until 1999 to settle an objection to the issuance of operating permits under land use legislation. Aside from this delay, the Registrant does not anticipate any other difficulty in commencing operations.

     Seismic has also detailed the shallower Oru Prospect to the south of the Crown Prospect. The Oru Prospect may be drilled late in 1999.

Petroleum Exploration Permit PEP 38720 (50%), Operator: Indo-Pacific

     The Waitoriki Prospect is a sizable gas-condensate drilling target of about 2,000 acres within the Kapuni Formation at a depth of about 13,000 feet and a smaller area at the 7,000 foot Moki Sandstone Formation level. PEP 38720 also has good potential for Mt. Messenger oil discoveries at depths of five to 6,000 feet. A well is planned for 1999.

Petroleum Exploration Permit PEP 38723 (40%), Operator: Indo-Pacific

     This permit lies northwest of PEP 38716, adjacent to PEP 38720 and abuts four producing fields. The Registrant continues to reprocess and reinterpret existing seismic data to define drilling targets in the Mt. Messenger sandstones and the deeper Tikorangi limestones. A small portion of the Tariki-2C pool may lie within PEP 38723. A separate Tikorangi Limestone lead in PEP 38723 may be upgraded by operations within PPL 38706.

SOUTH ISLAND, NEW ZEALAND, CANTERBURY BASIN

Petroleum Exploration Permit PEP 38256 (35%); Operator: Indo-Pacific

     AMG Oil Ltd. ("AMG") earned a 30% interest by funding a 120 mile seismic survey. If AMG pays additional required seismic and the dry hole costs of drilling two exploration wells, it will earn another 50% of the permit. The Registrant owns 1,000,000 shares of AMG (7.7% undiluted) and has an option to buy another 1,000,000 shares for US$0.50 before July 31, 2000. Several leads have been identified but more seismic data is required to identify drilling targets.

OFFSHORE AUSTRALIA

Timor Sea, Offshore Exploration Permit WA-199-P (5.0%), Operator:
Santos Ltd.

     The participants decided not to fund the drilling of the Avocet Deep prospect. The permit lapsed in September 1998.

Timor Sea, Offshore Exploration Permit AC/P19 (65%): Operator:
Indo-Pacific

     The permit encompasses the southern part of the Cartier Trough and parts of the Ashmore Platform to the west. The existence in the area of fan sandstones, with the potential to be reservoirs, was demonstrated by 1997 drilling by Cultus Petroleum of the 7,500 barrel a day Tenacious-1 discovery well immediately southeast of the permit. The Corvus structure has been defined as similar in size and type to the nearby Jabiru oil field. In August, 80 km of 2D seismic data was collected and is being processed. Farm in participants as are being sought.

Gippsland Basin, Bass Strait, Offshore Permit VIC/P39 (33.3%),
Operator: Indo-Pacific

     A "state-of-the-art" prestack migration processing of seismic data is being completed to overcome the distortion effect on seismic data of shallow velocity variations which obscure the deeper Latrobe Formation targets. Subject to success of this work, farm-in participants will be sought to fund an exploration well in 1999.

PAPUA NEW GUINEA: Onshore PPL 192 (40%), Operator: Indo-Pacific

     A 60 mile seismic survey is planned for early 1999 to detail the Kamu and Douglas prospects. Exploration drilling in adjacent offset acreage to the northwest and the southeast during late 1998 and early 1999 could substantially upgrade the value of PPL 192.

Permit PPL 195 in the highlands was awarded to a third party.

The Registrant filed, and the Papua New Guinea government accepted, an application called APPL 215 for a 600,000 acre area immediately east of PPL 192. The area contains exploration targets similar to those on PPL 192.

CHINA: Technical Study Area, Nanling and Wuwei Basins, Anhui
Province, China (50%)  Operator: Indo-Pacific

  In 1997, the Registrant completed a technical review of this 2,500,000 acre area and identified the Hongzhuang Prospect in the Nanling basin, the Longtangwan Prospect in the Wuwei basin and several other prospects and leads of geological types similar to those which have provided oil and gas discoveries elsewhere in China. The Technical Study Agreement ended in March, 1998. Negotiations with China Petrochemical Corporation continue for a contract for the next stage of work.

                              PART II.

ITEM 1.     LEGAL PROCEEDINGS.

  No material legal proceedings are pending which the Registrant is a party or of which any of Registrant's property is the subject matter. No legal proceedings are known to be contemplated by an governmental authorities.

ITEM 2.  CHANGES IN SECURITIES.

  No constituent instruments defining the rights of the holders of any class of registered securities of the Registrant have been materially modified. No rights evidenced by any class of registered securities have been materially limited or qualified by the issuance of modification of any other class of securities. There are no working capital restrictions or other limitations upon the payment of dividends except as reported in Registrant's Form 10.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

  There have been no material defaults in the payment of principal interest, a sinking or purchase fund installment, or any other material default not cured within thirty days, with respect to any indebtedness of the Registrant or any of its significant subsidiaries exceeding five percent (5%) of the total assets of the Registrant.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

  No matters were submitted to a vote of securityholders during the period covered by this Form 10-Q.


ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  No reports on Form 8-K have been filed during the quarter for which this Form 10-Q is filed.


                          EXHIBIT INDEX

10.64  Option dated June 25, 1998 with Trans New Zealand Oil
       Company (NZ) Ltd.  regarding PEP 38256.

10.65  Operating Agreement dated June 25, 1998 on PEP 38256.

10.66  Deed of Assignment and Assumption dated August 3, 1998 on
       PEP 38256.

10.67  Permit Endorsement dated August 17, 1998 on PEP 38256.

10.68  Operating Agreement dated June 25, 1998 on PEP 38723.

10.69  Extension Licence dated August 25, 1998 on PPL 38706.

10.70  PEP 38716 sale agreement dated July 30, 1998 to Antrim Oil
       & Gas Ltd.

10.71 Subsidiary Source Rock Holding Ltd. purchase of 1,000,000 shares of Trans New Zealand Oil Company (NZ) Ltd. by agreement dated June 25, 1998.

10.72 Subsidiary Source Rock Holding Ltd. acquisition of option to purchase 1,000,000 shares of Trans New Zealand Oil
       Company (NZ) Ltd.  by agreement dated June 25, 1998.

27   Financial Data Schedule.

                             SIGNATURES

  Pursuant to the requirements of the Securities & Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


INDO-PACIFIC ENERGY LTD.



By: /s/ Alex Guidi                             November 11, 1998
    Alex Guidi, Chairman



By: /s/ Mark Katsumata                         November 13, 1998
    Mark Katsumata, Secretary