Form 10-K
period 1998-12-31
INDO PACIFIC ENERGY LTD
filed 1999-04-16
CIK 1041829

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.   20549

                             FORM 10-K

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1998.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                   Commission file number 0-29344

                      INDO-PACIFIC ENERGY LTD.
       (Exact name of Registrant as specified in its charter)

Yukon Territory, Canada            Not Applicable
(State or Jurisdiction of          (I.R.S. Employer
incorporation or organization)     Identification No.)

                    1200-1090 West Pender Street
                    Vancouver, British Columbia
                          Canada, V6E 2N7
  (Address of Principal Executive Offices, including Postal Code)

Registrant's telephone number,     (604) 682-6496

Securities to be registered pursuant to Section 12(b) of the Act:
Title of each class      Name of each exchange on which registered
     NONE

Securities to be registered pursuant to Section 12(g) of the Act:
Title of each class
     Common Stock

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendments to this Form 10-K: [      ]

As of December 31, 1998 the Registrant has outstanding 28,262,398 shares of common stock without par value.

                Documents Incorporated by Reference

1. Form 10 Registration Statement filed with the Securities and Exchange Commission on April 8, 1998, and all exhibits thereto.
2. Amendment No. 1 to the Form 10 Registration Statement filed with the Securities and Exchange Commission on August 21, 1998, and all exhibits thereto.
3. Amendment No. 2 to the Form 10 Registration Statement filed with the Securities and Exchange Commission on November 16, 1998, and all exhibits thereto.
4. Form 10-Q for the third quarter filed with the Securities and Exchange Commission on November 5, 1998, and all exhibits thereto.
5. Form 10-Q for the third quarter filed with the Securities and Exchange Commission on August 14, 1998, and all exhibits thereto.
6. Form 10-Q for the third quarter filed with the Securities and Exchange Commission on June 19, 1998, and all exhibits thereto.

                               PART I

ITEM 1.   BUSINESS

General

     The Registrant is an oil and gas exploration company based in Vancouver, British Columbia, Canada with interests in the Austral-Pacific region in hydrocarbon properties described in Item 2. The Registrant is to a lesser extent involved in the development and production of hydrocarbons. The majority of the Registrant's properties are in the exploration stage. Total production revenue for the year ended December 31, 1998 was $234,168. The Registrant's focus is on the acquisition, exploration and development of properties in the Austral-Pacific region.

Corporate History and Structure

     The Registrant was incorporated on July 31, 1979 under the name Pryme Energy Resources Ltd. under the Company Act (British Columbia, Canada). On March 21, 1980 the Registrant became a reporting or distributing company in British Columbia with the issuance of a receipt for its initial prospectus offering. The business of the Registrant was not successful and the Registrant was reorganized. On August 23, 1985 the name was changed to Newjay Resources Ltd. and a consolidation of its common shares on a 2.5 old for one new basis occurred. The business of the Registrant was the exploration for hydrocarbons in Alberta, California and Texas. The business of the Registrant was not successful and the Registrant was again reorganized. The Registrant applied to be, and was deemed, inactive by the Vancouver Stock Exchange on February 26, 1993 and subsequently completed a reorganization satisfactory to the Vancouver Stock Exchange and was removed from inactive status on April 25, 1994. On August 25, 1993 the name of the Registrant was changed to Consolidated Newjay Resources Ltd. and a consolidation of its common shares on a 3.5 old for one new basis occurred. The Registrant did not commence any business after these events until 1996.

     In April 1995, control of the Registrant was acquired by Mr. Alex Guidi, who is currently a member of the board of directors, chairman and the promoter of the Registrant. On May 9, 1995 the name of the Registrant was changed to its current name. A subdivision of its common shares on a 1.5 new for one old basis occurred on April 15, 1996 and a further subdivision of its common shares on a two new for one old basis on May 31, 1996 occurred. The Registrant began to acquire its current hydrocarbon assets in 1996.

     The common shares of the Registrant commenced trading in January, 1996 on the Bulletin Board operated by the National Association of Securities Dealers, Inc.(the "Bulletin Board")and trades under the symbol "INDX". Trading in the common shares of the Registrant was halted by the Vancouver Stock Exchange on September 12, 1996 and the Registrant voluntarily delisted from the Vancouver Stock Exchange on September 13, 1996.

     On September 25, 1997, the Registrant was continued from being a corporation subsisting under the Company Act (British Columbia) to a corporation subsisting under the Business Corporations Act (Yukon). The Registrant maintains its head office in Vancouver, British Columbia and an exploration office in Wellington, New Zealand.

     From 1996 to 1999, the Registrant acquired interests in petroleum exploration licences and permits in New Zealand, Australia and Papua New Guinea. The Registrant also acquired the outstanding shares of Ngatoro Energy Limited [formerly, Minora Energy (New Zealand) Limited] and entered into an agreement with China National Oil and Gas Exploration and Development Corporation for a Technical Study contract in the Nanling and Wuwei basins, Anhui province, China. The exploration of certain of the petroleum interests commenced in 1996. The Registrant continued to acquire and explore petroleum interests.

     The Registrant's operations are conducted through its wholly-owned subsidiaries, as described below:

          Indo-Pacific Energy Ltd.
Source Rock Holdings Limited            - Indo Overseas Exploration
                                        Limited (B.C.)

Indo-Pacific Energy (NZ) Limited        - Indo-Pacific Energy (PNG)
                                        Ltd.
                                        - Indo-Pacific Energy Pty.
                                        Ltd. (Aust.)

Ngatoro Energy Limited                  PEP 38716 Limited

     Unless the context indicates otherwise, the "Registrant" will refer to Indo-Pacific Energy Ltd. and its subsidiaries.

     The Registrant has financed the revival and conduct of its business by the issuance of common shares and other securities by way of private placement.

     All monetary amounts contained in this Statement are, unless otherwise indicated, expressed in United States dollars. On December 31, 1998 the closing rate for Canadian dollars was US$1.00 for CDN$1.5333. Rates of exchange are obtained from the Bank of Canada and believed by the Registrant to approximate closely the rates certified for customs purposes by the Federal Reserve Bank in New York. See Item 6. Selected Financial Data - Exchange Rates.

Plan of Operations

     The Registrant has committed to carry out, or plans to carry out the following work by the following dates:

                                                       Total Work
                                        Permit         Anticipated
                                        Obligation to  Before
                                        December 31,   December 31,
Property  Description of Work Permit    1999 ($US)          1999 (US$)

Developed
PMP 38148 Ngatoro 1 work over           $       Nil         $  16,000
          Ngatoro 6 work over                   Nil             3,000
          Purchase production equipment         Nil             7,000

Undeveloped
PEP 38328 Seismic Collection                    Nil         $  26,000
          Seismic collection                    Nil            34,000
          Administration and
            geologic studies                    Nil            11,000
PEP 38330 Seismic Collection                    Nil            80,000
          Administration and
            geologic studies                    Nil             9,000
PEP 38332 Seismic collection                    Nil            14,000
          Seismic collection                    Nil            36,000
          Administration and
            geologic studies                    Nil            11,000
PEP 38335 Seismic collection                 10,000            10,000
          Administration and
            geologic studies                    Nil             1,000
PEP 38339 Seismic collection                    Nil            52,000
          Administration and
            geologic studies                  7,000             7,000
PEP 38256 120 miles of 2D seismic
            collection under contract
            to AMG
          Administration and
            geologic studies                    Nil            13,000
PEP 38706 Drill Kupara North well           112,000           112,000
PEP 38716 Drill Huinga-1 well               273,000           273,000
PEP 38720 Drill Mt. Messenger well [1]      460,000           460,000

PEP 38723 Seismic Collection                 63,000              63,000
AC/P19    Purchase of 25 square miles
            of Onnia 3D seismic data        246,000             246,000
          Administration and
            geologic studies                    Nil              17,000
Vic/P39   Administration and
            geologic studies                    Nil              26,000
          300 miles of seismic
            collection [2]                  184,000             184,000
PPL 192   30 miles of 2D seismic
            collection                      210,000             210,000
China     Contract negotiation               48,000              48,000
                                        -----------         -----------
     TOTAL                              $ 1,613,000         $ 1,969,000

[1] The depth of this well has not been determined and may vary materially.

[2]  Permit may be surrendered.

Acquisition, Exploration and Development Expenditures.

     The Registrant has incurred expenditures of $1,182,655 to December 31, 1996, $1,064,976 in the year ended December 31, 1997 and $1,901,030 in the year ended December 31, 1998 in the acquisition, exploration and development of petroleum properties.

Employees and Consultants

     The Registrant employs ten people in its Vancouver office and five people in its Wellington office. The persons employed in the Vancouver office are the chairman and nine others occupied with office management, reception, shareholder relations and communications and legal and accounting matters. The persons employed in the Wellington office are the president and chief executive officer and four persons occupied with joint venture accounting, office management and New Zealand, Australian and PNG corporate affairs.

Hydrocarbon Tenures in New Zealand, Australia, Papua New Guinea and
China.

     In New Zealand a prospecting licence is a form of tenure held under the Petroleum Act 1937, the predecessor legislation to the Crown Minerals Act of 1991 and is, as the tenure expires, replaced by the exploration permit under the later legislation. In New Zealand, permits are granted for specified minerals to the first applicant for that mineral in a specific area and generally prescribe work to be performed over the term of the permit. In most cases, permits contain a work program approved by the Minister of Energy. Prospecting permits are limited forms of tenure granted under the Crown Minerals Act of 1991 for two years on conditions the Minister of Energy considers appropriate. The Registrant does not hold any prospecting permits. Under the Crown Minerals Act of 1991, the exploration permit, which replaced the prospecting licence, grants the right to explore a specified mineral for a term of five years and may be extended for up to ten years on conditions the Minister of Energy considers appropriate. If the holder of an exploration permit discovers a deposit or occurrence to which the exploration permit relates and satisfies the Minister of Energy that the results of exploration justify granting a mining permit, the holder may, on application before the expiry of the exploration permit, obtain a mining permit for up to 40 years for such part of the land as the deposit or occurrence relates and exchange the exploration permit for such part of the land. Changes to the conditions prescribed in a permit may be made by application to the Minister of Energy of the holder of a permit is in substantial compliance with the conditions of the permit. The Crown Minerals Act of 1991 also provides for the revocation of a permit if the Minister of Energy has reason to believe that the holder of the permit is contravening, or not making reasonable efforts to comply with, the Crown Minerals Act or the conditions of the permit and the Minister of Energy is satisfied that the holder of a permit has failed to comply with a notice to rectify the contravention or non-compliance. Any transfer or other dealing with a permit is subject to the consent of the Minister of Energy on such conditions as he considers appropriate and an application for consent is made within three months of the date of the agreement. A transfer or lease of a permit with respect to petroleum has no effect until a notice of the transfer has been lodged with the Secretary of Commerce and the Minister of Energy has given his consent. Otherwise, the transfer or other dealing has no effect. The Minister of Energy may also direct that any petroleum products be refined or processed in New Zealand. The Minister of Energy also has the jurisdiction to unitize producing permits. Finally, the Crown Minerals Act of 1991 provides procedures for the resolution of conflict with other forms of land tenure.

     In Australia, the Petroleum (Submerged Lands) Act 1967 governs permits lying further offshore than three miles form the coast. Coastal waters and lands are within state jurisdiction. The Australian permits of the Registrant are granted and regulated under the Petroleum (Submerged Lands) Act 1967. This statute provides for four types of permits, exploration permits, retention leases, production licences and pipeline licences. An exploration permit provides the exclusive right to undertake seismic surveys and drilling in a defined area. Permits are awarded by a work program bidding system or a cash bidding system over acreage released each year by the Commonwealth. Work program permits are issued for an initial term of six years with an unlimited number of five year renewals. At each renewal, 50% of the permit area must be relinquished. On discovering petroleum, a holder must notify the authority. If commercial, the holder may apply for a production licence. Production licences are issued for 21 years and may be renewed for a further 21 years. If the holder makes a non-commercial discovery which has a reasonable chance of becoming commercial within the next 15 years, a retention lease may be granted. Retention leases are issued for terms of five years with renewal periods of five years. A pipeline licence is usually granted at the same time as a production licence.

     In Papua New Guinea, the Petroleum Act provides for four different types of licence, petroleum prospecting licences ("PPL") for exploration, which is the form of tenure held by the Registrant, petroleum development licences ("PDL") for petroleum developments, petroleum retention licences ("PRL") for gas reserves which are considered sub-economic and pipeline licences. A PPL is granted for a term of six years with one five year extension permitted. At the end of the first term, the holder must relinquish 50% of the initial size of the permit, less the area of any PRLs on extension. A PPL usually contains a work program which is submitted to, and approved by, the Minister for Petroleum and Energy. Appropriate variations to a work program may be approved by the Minister at any time during the third to sixth years of a PPL. The State has the option to acquire a 22.5% interest in any petroleum development. Where it does so, a two percent interest is held for the benefit of the landowners in the project area. The price payable by the State is 22.5% of sunk costs, including the allowable exploration expenditure of the project. Orogen Minerals Limited ("Orogen"), a publicly listed company 51% owned by the State, has an option to acquire up to a 20.5% interest in future petroleum projects out of the State's entitlement of 22.5%. If Orogen does not exercise its option, the permit holder is obliged to carry the State's acquisition of its 22.5% interest and all development costs. This carried interest is repaid with a commercial rate of interest out of petroleum production attributable to the State's share. If Orogen exercises its option, the cost of the carried interest is paid immediately. A PDL is granted for an initial term of 25 years with one 20 year extension. A PRL is granted for an initial term of five years with two five year extensions. A pipeline licence is granted for a term of 25 years with one 20 year extension. Assignments of, and dealings in, all types of petroleum licences are permitted, subject to the Minister's consent. Any assignment or dealing without such consent is void. Before drilling an exploration well, the permit holder and the State generally enter into a production agreement that sets out additional conditions applying to operations, the procedures which will lead to a development and the terms on which the state will acquire its equity interest in a development.

     In November 1998, the PNG parliament passed the Oil and Gas Act 1998 which, when proclaimed, will repeal the Petroleum Act. This is anticipated before March 31, 1999. The material changes effected by the Oil and Gas 1998 are (1) for new projects, the royalty benefit equal to the royalty paid by a licensee, which is currently two percent of the well head value, less tax, which is currently five per cent, is to be shared among the project area landowners, local level government and provincial governments; (2) the carried interest of two percent in a project held for local landowners is to be provided free to the area landowners and local government(s); (3) licensing of petroleum processing facilities is required; (4) third party access arrangements must be adopted where a pipeline is strategic; (5) social mapping and landowner identification studies must be carried out by licensees; (6) the State's entitlement to its 22.5% interest and all development costs is enshrined in law; (7) provincial governments may form a national gas corporation to acquire on commercial terms interests in gas projects;
(8) extended well testing may be carried on with the State's consent; and (9) development forums must be held before the development of a project.

     In China, the Registrant is negotiating with the China National Petroleum Corporation the next stage of its operation. The terms and conditions of operation and property tenure cannot at this time be determined. Discussions are based on the February 1994 China National Petroleum Corporation model contract, but it is not clear at this time if the Registrant will enter into a geophysical service agreement, a drilling services agreement or a production sharing contract or the extent to which terms and conditions of the model agreement will be modified during the course of negotiation with the China National Petroleum Corporation.

Environmental Regulation in New Zealand, Australia, PNG and China

New Zealand

     Since 1990, the government of New Zealand has developed a comprehensive statutory regime dealing with the effect of development on the environment. Depending on the location of the petroleum interest, different laws apply where petroleum exploration and development is concerned. On land and in waters within twelve miles of the coast, the Resource Management Act 1991 controls users of natural and physical resources with a view to managing resource usage in ways that will not compromise future utilization. Previous legislation in New Zealand prescribed what activities could, or could not, be carried on. The Resource Management Act 1991 places the emphasis on assessment of the effect the proposed activity will have will, or might, have on the environment with a view to promoting sustainable management.

     Under the Resource Management Act 1991, most of the responsibility for managing resources and their use is given to local authorities. Regional and district councils establish their own rules and standards for environmental effect assessments and required degrees of consultation. Both regional and district councils must produce and continuously update planning schemes for their jurisdictions. These schemes may limit industries to designated areas, depending on the environmental or social effects. The right to take from, and discharge into, waterways for industrial purposes requires approval from various regional catchment authorities, which may require maintenance of water quality standards.

     Resource consents authorize the use or development of a natural or physical resource or permit an activity to be conducted which may affect the environment. Under the Resource Management Act 1991 there are five types of resource consents: land use consent, subdivision consent, water permits, discharge permits and coastal permits. Certain applications require public notice and allow public involvement in the assessment process. Adverse decisions made by a regional or district council may be appealed the Environmental Court.

     Petroleum exploration and development outside of twelve miles from the coast comes under the Maritime Transport Act 1994 administered by the Maritime Safety Authority. The Registrant holds no licenses or permits that fall under the jurisdiction of this authority.

Australia

     In Australia, for permit areas lying further offshore than three miles from the coast, the federal Commonwealth is involved in pollution control through a number of government departments. Pollution control laws are administered by federal and state government departments and commissions. These entities enforce a variety of statutes and regulations relating to air, water and noise pollution. There is an increasingly significant emphasis on pollution control and breaches of legislation attract severe penalties.

Papua New Guinea

     In Papua New Guinea, the Environmental Planning Act, the
Environmental Contaminants Act, the Water Resources Act and the
Conservation Areas Act are the four main statutes relating to environmental regulation of the exploration for, and development and production of, hydrocarbons.

     The Environmental Planning Act requires the preparation of an environmental plan and prescribes the procedures for submitting, and obtaining the approval for, a prospecting development license. The Environmental Contaminants Act regulates the prevention and control of environmental contamination and provides for other aspects of environmental protection. The Water Resources Act regulates water use in all of Papua New Guinea. To use water in the exploration for, or development and production of, hydrocarbons a permit is required under this statute. The Conservation Areas Act regulates preservation of the environment and of natural cultural sites and areas. If the exploration for, or development and production of, hydrocarbons is to occur in such a site or area, a permit is required under this statute from the Minister of the Environment.

China

     Environmental regulation in China does not exist on a national level. Individual projects are monitored by the State and the standard of environmental regulation depends on each case.

Year 2000 Compliance

     The Registrant is currently conducting a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Registrant's programs that have time-sensitive software may recognize a date using '00' as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Based upon the Registrant's current review of its systems, the Registrant does not believe that the Year 2000 problem will pose a material operations problem for the Registrant. The Registrant's computer software providers have assured the Registrant that all of the Registrant's software is or will be Year 2000 compliant (i.e. will function properly in the year 2000 and beyond). Because the Registrant believes that it has no material internal Year 2000 problems, the Registrant has not expended and does not expect to expend a significant amount of funds to address Year 2000 issues. It is the Registrant's policy to continue to review its suppliers' Year 2000 compliance and require assurance of Year 2000 compliance from new suppliers; however, such monitoring does not involve a significant cost to the Registrant. The Registrant's sole source of oil & gas sales revenue is from its 5% interest in Petroleum Mining Permit ("PMP") 38148 (See ITEM 2 "PROPERTIES"). With regard to the Registrant's interest in PMP 38148, the Registrant is dependent on Fletcher Challenge Energy Limited ("Fletcher") for the delivery and payment of the Registrant's oil and natural gas revenues. Fletcher is in turn dependent on various third parties for delivery and payment. The Registrant will request written assurances from Fletcher that it has examined their own Year 2000 issues. However, as of the date of this report, the Registrant has not requested such an assurance. It should be emphasized that no assurance can be given at this time that Fletcher is or will be Year 2000 compliant. In the event that Fletcher was to have a material Year 2000 problem, the Registrant believes that the foreseeable consequences would be a temporary delay in revenue collection caused by an interruption in computerized billing and collecting which may have a short term impact on the Registrant's revenues. As yet, the Registrant does not have any contingency plan to address this possibility.

Risk Factors

     The common shares of the Registrant must be considered a speculative investment due to a number of factors. The purchase of the common shares involves a number of significant risk factors. Purchasers of common shares should consider the following:

     1. No History of Operations and Reliance on Expertise of Certain Persons. The Registrant has no history of operations and is dependent on the management by its president and, in the acquisition, exploration and development of petroleum properties, and on the advice of consulting geologists retained by the Registrant from time to time. The current president of the Registrant is experienced in the acquisition, exploration and development of petroleum properties in New Zealand and other Asian countries, particularly China, Papua New Guinea and Australia. Should the current president leave the Registrant, the Registrant may have difficulty in finding a person of comparable education and experience to manage the business of the Registrant.

     2. Limited Financial Resources. The Registrant has limited financial resources and, if the business is not profitable, may not be able to raise sufficient funds to sustain, continue or expand its business. The Registrant currently has limited revenues and relies principally on the issuance of common shares to raise funds to finance the business of the Registrant. There is no assurance that market conditions will continue to permit the Registrant to raise funds if required.

     3. Competition with Other Companies. Other companies with greater financial resources or expertise are in competition with the Registrant. The Registrant must compete with such companies in bidding for the acquisition of petroleum interests from various state authorities, in purchasing or leasing equipment necessary to explore for, develop and produce hydrocarbons and in obtaining the services of personnel in the exploration for, and development and production of, hydrocarbons. While the Registrant has acquired various rights to explore, there is no assurance that personnel and equipment will be available to carry out the programs planned by the Registrant.

     4. Failure to Locate Commercial Quantities of Hydrocarbons and Geological Risks. There is no assurance that commercial quantities of hydrocarbons will be discovered and prices for hydrocarbons may vary, rendering any deposit discovered uneconomic. In addition, even if hydrocarbons are discovered, the costs of extraction and delivering the hydrocarbons to market may render any deposit found uneconomic. Geological conditions are variable and unpredictable. Even if production is commenced from a well, the production will inevitably decline and may be affected or terminated by changes in geological conditions that cannot be foreseen or remedied by the Registrant.

     5. Fluctuation of Oil and Gas Prices. Prices for oil and gas may fluctuate widely from time to time depending on international demand, production and other factors which cannot be foreseen by the Registrant. A decline in price may render a discovery uneconomic. The recent Asian financial market crisis has reduced demand for petroleum products in the Asia-Pacific region, but production, if any, from the Registrant's properties that might be sold to countries affected by the recent Asian financial market crisis would, even for a discovery made in 1998, take some years to develop and would be sold under financial conditions that cannot be determined.

     6. Governmental Laws and Local Conditions. Claims of aboriginal peoples in Australia or New Zealand may adversely affect the rights or operations of the Registrant. There is no assurance that governmental regulation will not vary, including regulations relating to prices, royalties, allowable production, environmental matters, import and export of hydrocarbons and protection of water resources and agricultural lands. The Registrant is subject to numerous foreign governmental regulations that relate directly and indirectly to its operations including title to the petroleum interests acquired by the Registrant, production, marketing and sale of hydrocarbons, taxation, environmental matters, restriction on the withdrawal of capital from a country in which the Registrant is operating and other factors. There is no assurance that the laws relating to the ownership of petroleum interests and the operation of the business of the Registrant in the jurisdictions in which it currently operates will not change in a manner that may materially and adversely affect the business of the Registrant. In particular, the Registrant is of the view that the laws of China and to a lesser extent those of Papua New Guinea relating to the business of the Registrant may be unable to be determined or may change with little or no notice or the Registrant may be subject to unofficial or local policies that materially and adversely affect the business of the Registrant. There is, however, no assurance that the laws of any jurisdiction in which the Registrant carries on business may not change in a manner that materially and adversely affects the business of the Registrant.

     7. Environmental Risks. The Registrant is subject to laws and regulations that control the discharge of materials into the environment, require removal and cleanup in certain circumstances, require the proper handling and disposal of waste materials or otherwise relate to the protection of the environment. In operating and owning petroleum interests, the Registrant may be liable for damages and the costs of removing hydrocarbon spills for which it is held responsible. Laws relating to the protection of the environment have in many jurisdictions become more stringent in recent years and may, in certain circumstances, impose strict liability, rendering the Registrant liable for environmental damage without regard to negligence of fault on the part of the Registrant. Such laws and regulations may expose the Registrant to liability for the conduct of, or conditions caused by, others or for acts of the Registrant that were in compliance with all applicable law at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the business of the Registrant. The Registrant believes that it has conducted its business in substantial compliance with all applicable environmental laws and regulations.

     8. Indemnities may be Unenforceable or Uncollectable. The operating agreements with participants in a property provide for the indemnification of the Registrant as operator. There is no assurance that such indemnification will be enforceable or that a participant will be financially able in all circumstances to comply with its indemnification obligations, or that the Registrant will be able to obtain such indemnification agreements in the future.

     9. Possible Lack of or Inadequacy of Insurance. The Registrant maintains insurance against certain public liability, operational and environmental risks, but there is no assurance that an event causing loss will be covered by such insurance, that such insurance will continue to be available to, or carried by, the Registrant or, if available and carried, that such insurance will be adequate to cover the Registrant's liability.

     10. No Assurance of Earnings or Dividends and Taxation of Dividends. The Registrant has no history of earnings and there is no assurance that the business of the Company will be profitable and, even if the business of the Registrant is profitable, there is no assurance the board of directors will declare dividends on common shares. The register of members of the Registrant discloses that the majority of the shares of the Registrant are held of record by persons resident in the United States of America. If the Registrant should declare a dividend, a withholding tax of five percent is payable in Canada on payment of a dividend to a corporate resident of the United States of America holding more than ten per cent of the shares of the Registrant and 15% to all other residents of the United States.

     11. Marketing of Petroleum Products. The availability of products sold, or to be sold, by the Registrant may be restricted or rendered unavailable due to factors beyond the control of the Registrant, such as change in laws in the jurisdictions in which the properties of the Registrant are located, changes in the source of supply in foreign countries, prohibition on use due to testing and licencing requirements and in certain areas of the world civil disorder or governmental confiscation without compensation. The Registrant is in the early stages of the exploration of its properties and does not sell petroleum production in countries affected by the current Asian financial market crisis. Even if discoveries in commercial quantities are made by the Registrant, development of a discovery may take a number of years and financial conditions at that time cannot be determined. The Registrant holds its cash reserves in US dollars but incurs the majority of its expenses in Australian and New Zealand dollars, which have declined relative to the US dollar, and, if anything, has benefitted from the Asian financial crises with the recent rise of the US dollar relative to currencies of countries in the Asia-Pacific region.

     12. Activities of Management. The management of the Registrant and the growth of the Registrant's business depends on certain key individuals who may not be easily replaced if they should leave the Registrant; and persons in management have other business interests which may result in them devoting, from time to time, some of their time to such other interests.

     13. Inadequacy of Public Market. There is no assurance that the public market for the common shares of the Registrant will be maintained or that the holder of common shares will be able in all circumstances to sell such shares in the quantity and at the price desired by such holder.

     14. Restrictions in Applicable Securities Laws. Applicable securities laws may restrict the transfer of common shares and if an exemption is not available to a holder wishing to sell, the shares may not be transferred.

     15. Loss of Investment. An investment in common shares of the Registrant should only be made by persons who can afford a complete loss of their investment and there is no assurance that the common shares of the Registrant will increase in value from the amount at which a member acquired common shares of the Registrant.

     16. Risk Inherent in Exploration. Most of the properties of the Registrant are at the exploration stage and, except for petroleum mining permit 38148, without known, commercial reserves of oil or gas. Oil and gas exploration and development involves a high degree of risk and few properties which are explored are ultimately developed into producing and profitable properties.

     17. Common Management. The acquisition, exploration and development of hydrocarbon permits and licences by the Registrant is carried on, in a number of cases, with companies that have common or connected management or the same principal shareholder.

     18. Consequences of Failure to Satisfy Prescribed Permit or License Terms and Conditions. In all cases, the terms and conditions of the permit or license granting the right to the Registrant, or the party from which the Registrant acquired, or agreed to acquire, directly or indirectly, the right to explore for, and develop, hydrocarbons prescribe a work program and the date or dates before which such work program must be done. Varying circumstances, including the financial resources available to the Registrant, availability of required equipment, expertise of the management of the Registrant and other matters relating to the Registrant, reliance on third party operators of permits and licenses or circumstances beyond the control or influence of the Registrant may result in the failure to satisfy the terms and conditions of a permit or license and result in the complete loss of the interest in the permit or license without compensation to the Registrant. Such terms and conditions may, in certain cases, be renegotiated with applicable regulatory authorities, but there is no assurance that if a term or condition of a license or permit that is required to be satisfied will not, or has not been met and may result in the loss of the interest in such permit or license that such term or condition will be renegotiated with the applicable authority.

     19. Defeasance of Title. The possibility exists that title to one or more properties of the Registrant may be lost due to an omission in the claim of title. The Registrant does not maintain title insurance.

GLOSSARY

Currency and Measurement      All currency amounts in this Statement
                              are stated in United States dollars
                              unless otherwise indicated.

Currency and Measurement      All currency amounts are stated in
                              Canadian dollars unless otherwise
                              indicated. See Item 6. Selected
                              Financial Data - Exchange Rates.


Metric and Imperial Units     Conversion from metric units into
                              imperial equivalents is as follows:

Metric Units                  Imperial Units

hectare                       2.471 acres

meter (m)                     3.281 feet

kilometer (km)                0.621 miles (3,281 feet)

Geologic Time

Name of Era                   Name of Period Number of Years Before
                              Present (Millions)

Quaternary                    Holocene            0 to 0.4
                              Pleistocene         0.4 to 1.8

Tertiary                      Pliocene            1.8 to 5.0
                              Miocene             5.0 to 24
                              Oligocene           24 to 38
                              Eocene              38 to 56
                              Paleocene           56 to 66
Mesozoic                      Cretaceous          66 to 140
                              Jurassic            140 to 200
                              Triassic            200 to 250
Paleozoic                     Permian             250 to 290
                              Carboniferous       290 to 365
                              Devonian            365 to 405
                              Silurian            405 to 425
                              Ordovician          425 to 500
                              Cambrian            500 to 570
Precambrian                   Precambrian         > 570

Other Geologic Expressions

Anticline                     A geologic structure in which the
                              sedimentary strata are folded to form an arch or dome.

Appraisal Well                A well drilled after an existing
                              discovery well to determine the extent
                              of the resources of the field.

Basin A segment of the crust of the Earth in which thick layers of sediments have accumulated over a long period of time.

Carried Interest              An equity percentage in a permit or
                              license where the owner is entitled to a stated percentage of the proceeds received from the sale of hydrocarbons but is not liable to for exploration, development or operating costs.

Condensate                    Hydrocarbons associated with natural gas
                              which are liquid under surface
                              conditions but gaseous in a reservoir
                              before extraction.

Depletion                     The reduction in petroleum reserves due
                              to production.

Development                   The phase in which a proven oil or gas
                              field is brought into production by
                              drilling and completing production wells and the wells, in most cases, are connected to the petroleum gathering system.

Diapirism                     The upwards movement through the
                              subsurface of discrete masses of
                              plastically deforming rocks, as in salt
                              and bentonitic mudstone as occurred in
                              the East Coast Basin situation)

Discovery                     The location by drilling of a well of an
                              accumulation of gas, condensate or oil
                              reserves, the size of which may be
                              estimated but not precisely quantified
                              and which may or may not be commercially economic, depending on a number of factors.

Dry Hole                      A well drilled without finding
                              commercially economic quantities of
                              hydrocarbons.

Exploration Well              A well drilled in a prospect without
                              knowledge of the underlying sedimentary
                              rock or the contents of the underlying
                              rock.

Farm In or Farm Out           A common form of agreement between or
                              among petroleum companies where the
                              holder of the petroleum interest agrees
                              to assign all or part of an interest in
                              the ownership to another party that is
                              willing to fund agreed exploration
                              activities which may be more or less
                              than the proportionate interest assigned to such other party.

Fault A fracture in a rock or rock formation along which there has been an observable amount of displacement.

Field An area that is producing, or has been proven to be capable of producing, hyrdocarbons.

Formation                     A reference to a group of rocks of the
                              same age extending over a substantial
                              area of a basin.

Frontier Exploration          Exploration in an area that has seen
                              little previous exploration but offers
                              the potential for the discovery of large reserves of hydrocarbons.

Geology                       The science relating to the history and
                              development of the Earth.

Graben                        A fault bounded downthrown region,
                              typically infilled by a thickened
                              sedimentary rock section.

High                          A feature which sits shallower than its
                              surroundings.

Horst                         A fault bounded high.

Hydrocarbon                   The general term for oil, gas,
                              condensate and other petroleum products.

Lead                          An inferred geological feature or
                              structural pattern which on further
                              investigation may be upgraded to a
                              prospect.

Participating Interest or
 Working Interest             An equity interest, compared with a
                              royalty interest, in an oil and gas
                              property whereby the participating
                              interest holder pays its proportionate
                              or agreed percentage share of
                              development and operating costs and
                              receives its proportionate share of the
                              proceeds of hydrocarbon sales after
                              deduction of royalties due on gross
                              income.

Pay Zone                      The stratum or strata of sedimentary
                              rock in which oil or gas is found.

Permit or License             An area that is granted for a prescribed
                              period of time for exploration,
                              development or production under specific contractual or legislative conditions.

Pipeline A system of interconnected pipes that gather and transport hydrocarbons from a well or field to a processing plant or to a facility that is built to take the hydrocarbons for further transport, such as a gas liquifaction plant.

Play A combination of geologic features that have the potential for the accumulation of hydrocarbons.

Prospect A potential hydrocarbon trap which has been confirmed by geological and geophysical studies to warrant the drilling of an exploration well.

Reservoir                     A porous and permeable sedimentary rock
                              formation containing adequate pore space in the rock to provide storage space for oil, gas or water.

Royalty The entitlement to a stated or determinable percentage of the proceeds received from the sale of hydrocarbons calculated as prescribed in applicable legislation or in the agreement reserving the royalty to the owner of the royalty.

Seal An impervious sedimentary rock formation overlying a reservoir that prevents the further migration of hydrocarbons.

Seep The natural flow of oil or gas to the Earth's surface from a formation or through cracks and faults indicating that a formation containing hydrocarbons may be located somewhere nearby.

Seismic                       A geophysical technique using low
                              frequency sound waves to determine the
                              subsurface structure of sedimentary
                              rocks.

Show                          The detectable presence of hydrocarbons
                              during the drilling of a well.

Source Rock                   Sedimentary rock, usually fine-grained
                              shale  rich in organic matter, the
                              geologic conditions, including
                              conditions of temperature, pressure and
                              time, and history of which is favourable for the formation of hydrocarbons.

Top Seal                      A rock formation through which
                              hydrocarbons cannot move which lies
                              above a trap and below which
                              hydrocarbons accumulate to form a pool.

Trap                          A geological structure in which
                              hydrocarbons build up to form an oil,
                              condensate or gas field.


ITEM 2.   PROPERTIES

General

     The following is a discussion of the development of the business of the Registrant between January 1, 1996 and December 31, 1998. For a discussion of intended operations to December 31, 1999 see Item 1. Business - Plan of Operations.

     Except for PMP 38148, New Zealand, the properties of the Registrant are in the exploration stage. The assessment of the potential of the properties of the Registrant to contain petroleum reserves involves, among other things, a consideration of discoveries made by third parties on properties adjacent to, or, depending on circumstances, in the area of, the properties of the Registrant. Geological conditions are, however, unpredictable. The discovery of reserves on properties adjacent to, or in the area of, properties of the Registrant is no assurance that commercially recoverable reserves of oil and gas will be discovered on the Registrant's properties. See
Item 1. Business - Risk Factors.

     The formation of geological conditions for the generation, entrapment and location of hydrocarbons depends on a number of unpredictable factors. First, any system of sedimentary strata must contain a source of hydrocarbons. Secondly, the source rocks must have been buried in order for conditions favourable to the production of hydrocarbons to prevail and the hydrocarbons must have been expelled from the source formations. With expulsion, the hydrocarbons will migrate and strata into which the hydrocarbons migrate must be conducive to both the collection of the hydrocarbons in the strata and the sealing of the hydrocarbons within the strata in which they collect. Geological conditions are extremely varied and unpredictable. See Item 1. Business - Risk Factors.

     For definitions of technical terms used in the description of properties, see the Glossary of Industry Terms at the end of Item 1. Business.

The following properties are discussed in Item 2:

                                                  Working
Property       Location                           Interest

PEP 38330      East Coast Basin, New Zealand      34.0% [2]
PPL 38312/
  PEP 38335    East Coast Basin, New Zealand      10.0% [1]
PEP 38328      East Coast Basin, New Zealand      40.0% [2]
PEP 38332      East Coast Basin, New Zealand      42.5% [2]
PMP 38148      Taranaki Basin, New Zealand         5.0%
PEP 38706      Taranaki Basin, New Zealand         7.75%
PEP 38716      Taranaki Basin, New Zealand        19.8%
PEP 38720      Taranaki Basin, New Zealand        50.0% [2]
PEP 38723      Taranaki Basin, New Zealand        40.0% [2]
PEP 38339      On and offshore Clarence
                 Basin, New Zealand               50.0% [2][4]
PEP 38256      Canterbury Basin, New Zealand      35.0% [2][3]

AC/P19         Offshore Timor Sea, Australia      65.0% [2][5]
VIC/P39        Offshore Bass Strait, Australia    33.0% [2][6]
WA 199-P       Offshore Timor Sea, Australia       5.0%

PPL 192        Onshore Papua New Guinea Foreland  40.0% [2]

China          Production Sharing Contract
               under negotiation for Nanling
               and Wuwei Basins                   50.0% [2]

[1] PPL 38312, in which the Registrant had a 10.5% participating interest, expired in November, 1997. PEP 38335 was granted on November 29, 1998 covering the same area and the Registrant has a 10.0% working interest.

[2] Operated by the Registrant. See Item 13 - Certain Relationships and Related Transactions.

[3] At July 31, 1998 the Registrant held a participating interest of 50.0%. AMG Oil Ltd. gave notice on August 4, 1998 of the acquisition of a 15.0% participating from the Registrant and could elect before December 4, 1998 to acquire a further 25% participating interest from the Registrant on certain conditions. By agreement dated December 3, 1998 AMG Oil has until the earlier of October 31, 1999 or the date of delivery by AMG Oil to the Registrant and Trans-Orient Petroleum Ltd. that AMG Oil has completed the collection and interpretation of sufficient seismic data to identify a drilling prospect area. See Item 13 - Certain Relationships and Related Transactions.

[4]  Permit was granted November 26, 1998.

[5] Subject to a five percent carried interest that may vary in certain circumstances.

[6] Subject to a five percent carried interest that may vary in certain circumstances.

     Oil discovered in New Zealand may be sold locally to any of Shell
(NZ), Todd Petroleum, Fletcher Challenge and others. The sale of gas discovered in New Zealand requires the negotiation of contracts and the installation of compression and transport facilities. The national grid gas pipeline system crosses all three of the Registrant's East Coast Basin permits and various oil and gas pipelines lie across or near the Registrant's Taranaki Basin permits. Oil discovered in offshore Australia may be sold internationally. The sale of gas discovered in offshore Australia will depend, among other things, on the ease of laying a pipeline to markets on land or having sufficient quantities to remote transportation facilities. Gas or oil discovered in China can be sold locally and oil can be exported.

East Coast Basin, North Island, New Zealand

     The most significant 1998 development in the East Coast Basin was not on the Registrant's permits, but has a material effect on the potential for the discovery of hydrocarbons on the Registrant's permits. The Westech/Enerco venture on PEP 38329, the permit situated immediately north of the Registrant's PEP 38328 and immediately west of the Registrant's PEP 38335, drilled the Kauhauroa-1 well which was reported as flowing dry gas at a sustained rate of 11.5 million cubic feet per day, with a surface flow pressure of 2,100 psi, from Miocene sandstones at a 4,000 foot depth over a 60 hour test period. Their second exploration well, Awatere-1 was also a gas discovery; and gas shows' were observed in all seven of the exploration wells of their 1998 drilling campaign. A three well appraisal drilling program on the Kauhauroa structure commenced in the first quarter 1999 and might define reserves of several hundred billion cubic feet of gas. Statutory consents for a pipeline to link the discovery to the national pipeline grid have been applied for. The discovery demonstrates that the East Coast Basin can have economically recoverable reserves of gas and may become the second producing basin in New Zealand after the Taranaki Basin. Miocene sandstones are known to underly most of the East Coast Basin and are reservoir objectives elsewhere. Unlike PEP 38329, the Company's East Coast Basin permits enclose sizeable industries, port cities and key gas pipelines of the national transport grid, making discoveries more easily developable than in the more remote terrain of PEP 38329.

Petroleum Exploration Permit PEP 38330 (34%)

     PEP 38330 was granted on July 1, 1996. The other participants are Mosaic Oil NL (33%) and NWE (ZOCA 96-16) Pty. Ltd. (33%). The Registrant is the operator. The permit area is 1,077,000 acres (1,683 square miles). The permit term is for five years, renewable for a further five years over 50% of the permit area. Any production permits granted will be for a term of up to 40 years from the date of issue. The Crown in right of New Zealand has reserved a royalty of the greater of five percent of net sales revenue from the sale of petroleum products or 20% of accounting profits.

     The participants have fulfilled all work requirements of the permit to July 1, 1999, which has included acquisition of 60 miles of new seismic data, reprocessing of existing seismic data, and remapping of the permit. By July 1, 1999 the participants are required to commit to acquire an additional 15 miles of seismic data, and by July 1, 2000 to commit to drill an exploration well before July 1, 2001 . Subject to the commitment to do so, the participants are required to drill an exploration well before July 1, 2001 and submit another program of exploration for approval.

     The main focus of exploration is on the Pauariki Anticline and the Arataha Dome, two large structures with potential to reservoir sizeable reserves of hydrocarbons. Several other leads are also identified.

     An operating agreement is being negotiated. Before execution of an operating agreement, the participants proceed in accordance with standard local industry conventions.

     For work planned to be done before December 31, 1999 on PEP 38330
and its estimated cost, see Item 1. Business   Plan of Operations.

Petroleum Exploration Permit PEP 38335 (10.0%) [covering the same area as the lapsed Petroleum Prospecting License PPL 38312, (10.5%)], East Coast Basin, North Island.

     PPL 38312 was granted in 1992 to Asia Pacific Oil Sdn. Bhd. of Malaysia. In August 1997 the Registrant earned a participating interest of 10.5% in the license by funding 10.5 percent of the costs of drilling the Waitaria-1 well. The other participants were Asia Pacific Oil Sdn. Bhd. (64.5%), Northern Oil Ltd. (2.5%), Everest Oil Co. Ltd. (12.5%) and Trans-Orient Petroleum Ltd. (10.0%). Asia Pacific Oil Sdn. Bhd. was the operator. The license area was about 90,000 acres. The license expired in November 1997.

     Before the license expired, the participants drilled the Waitaria-1 well to a depth of 1,344 meters (~4,400 feet) which encountered high gas levels, but was abandoned due to engineering problems encountered while drilling before the target Tunanui Sandstones were reached.

     PEP 38335 was granted on November 29, 1998 for an initial term of five years, renewable over 50% of the permit area at the end of the five years. The participants are Asia Pacific Oil Sdn. Bhd. (45.0%), Everest Energy Inc. (30.0%), the Registrant (10.0%) and Trans-Orient

Petroleum Ltd. (15.0%). Everest Energy Ltd. is the operator. Any production permits granted will be for a term of up to 40 years from the date of issue. The Crown in right of New Zealand reserved a royalty of the greater of five per cent of net sales revenue from the sale of petroleum products or 20% of accounting profits.

     The conditions of PEP 38335 require the participants to review the geology of the area incorporating the results of the 1997 Waitara-1 well and collect 12 miles of seismic data before November 29, 1999. Before November 29, 2000 an exploration well may be drilled to test to the Tunanui Formation at a depth of about 1,800 meters (~6,000 feet). If the permit is not then surrendered, the participants are to submit before November 29, 2001 a work program for the remainder of the term of the permit for the approval of the Minister.

     An operating agreement is being negotiated. Before execution of an operating agreement, the participants proceed in accordance with standard local industry conventions.

     For work planned to be done before December 31, 1999 on PEP 38335
and its estimated cost, see Item 1. Business   Plan of Operations.

Petroleum Exploration Permit PEP 38328 (40.0%)

     After the withdrawal in 1998 of two participants, the participants in the permit are the Registrant (40.0%), Trans-Orient Petroleum Ltd. (22.5%) and Boral Energy Resources Limited (37.5%). The Registrant is the operator. The permit area is 785,000 acres (1,226 square miles). The permit is for five years from July 1, 1996, renewable for a further five years over 50% of the licence area. Any production permits granted will be for a term of up to 40 years from the date of issue. The Crown in right of New Zealand reserved a royalty of the greater of five per cent of net sales revenue from the sale of petroleum products or 20% of accounting profits.

     The conditions of the first year of the permit were satisfied by drilling the Kereru-1 well in 1996 which recorded some gas shows, but was plugged and abandoned without testing.

     Since drilling that well, approximately 200 miles of new seismic data has been collected, and over 200 miles of existing seismic data reprocessed, and a variety of field geological studies completed. A number of exploration leads and prospects have been identified, of which the Whakatu Prospect, a large fault anticline situated on the Heretaunga Plains near to the city of Hastings, is now being considered for drilling in mid-1999.

     An operating agreement is being negotiated. Before execution of an operating agreement, the participants proceed in accordance with local industry conventions. Among other things, the operating agreement will provide that a participant may not sell, assign, transfer, mortgage, pledge, charge, encumber, lease, sub-lease, declare itself trustee of or otherwise dispose of or create a charge or encumbrance over all or part of its participating interest except to a "related body corporate" as that expression is defined in the Companies Act (NZ) if that related body corporate holds the participating interest for at least one year without either the consent of the other participants or offering the participating interest proposed to be dealt with to the other participants.

     For work planned to be done before December 31, 1999 on PEP 38328
and its estimated cost, see Item 1. Business   Plan of Operations.

Petroleum Exploration Permit PEP 38332 (42.5%)

     PPL 38332 was granted on June 24, 1997. The other participants are Boral Energy Resources Limited. (37.5%) and Trans-Orient Petroleum Ltd. (20%). The Registrant is the operator. The permit area is situated immediately south of PEP 38328 and is 1,012,000 acres (1,581 square miles) in area. The permit term is for five years, renewable for a further five years over 50% of the licence area. Any production permits granted will be for a term of up to 40 years from the date of issue. The Crown in right of New Zealand has reserved a royalty of the greater of five per cent of net sales revenue from the sale of petroleum products or 20% of accounting profits.

     Approximately 75 miles of new seismic data has been acquired, and over 100 miles of existing seismic data reprocessed, and a variety of field geological studies completed. A number of exploration leads and prospects have been identified, of which the best defined is the Boar Hill Prospect, which may be considered for drilling in late 1999.

     An operating agreement is being negotiated. Before execution of an operating agreement, the participants proceed in accordance with local industry conventions. Among other things, the operating agreement will provide that a participant may not sell, assign, transfer, mortgage, pledge, charge, encumber, lease, sub-lease, declare itself trustee of or otherwise dispose of or create a charge or encumbrance over all or part of its participating interest except to a "related body corporate" as that expression is defined in the Companies Act (NZ) if that related body corporate holds the participating interest for at least one year without either the consent of the other participants or offering the participating interest proposed to be dealt with to the other participants.

     For work planned to be done before December 31, 1999 on PEP 38332
and its estimated cost, see Item 1. Business   Plan of Operations.

New Zealand, Onshore Canterbury Basin, South Island

Petroleum Exploration Permit 38256 (35.0%)

     The Canterbury Basin is located both onshore and offshore in the area surrounding Christchurch, on the east coast of the South Island. The total area of the Canterbury Basin is about twelve million acres with the 2,760,120 acre (4,312.7 square miles) PEP 38256 covering most of the onshore area. The sediments in the Canterbury Basin range in age from Early Cretaceous to Quaternary.

     PEP 38256 was granted on August 25, 1997 to the Registrant and to Trans-Orient Petroleum Ltd. The Registrant and Trans-Orient Petroleum Ltd. agreed to assign an interest of 20% to AMG Oil Ltd. (formerly Trans New Zealand Oil Company) and an interest of 10% to Gondwana Energy Ltd. This transaction was cancelled January 31, 1998.

     The Registrant is the operator. The permit term is for five years, but at the end of the third year of the permit the participants must relinquish at least 50% of the permit area. Any production permits granted will be for a term of up to 40 years from the date of issue. The Crown in right of New Zealand has reserved a royalty of the greater of five per cent of net sales revenue from the sale of petroleum products or 20% of accounting profits.

     By November 25, 1998 the participants were required to locate and analyse petroleum seeps within the permit area, model existing gravity data and acquire new gravity data, collect and interpret a minimum of ten magnetotelluric stations, process existing seismic data and complete surface geological work. The participants are required by August 25, 1999 to collect, process and interpret 80 kilometres of new seismic data. If the permit is not surrendered, by February 25, 2000 the participants are required to acquire, process and interpret 120 kilometres of new seismic data. If the permit is not then surrendered, the participants are required by August 25, 2000 to drill an exploration well to the lesser of 1200 metres or the economic basement. The participants have acquired in excess of 250 miles of new seismic in the permit, and scanned and reprocessed existing seismic, and defined several major exploration leads.

     The Registrant and Trans-Orient Petroleum Ltd. by agreement dated June 25, 1998 optioned up to 80% of the permit to AMG Oil Ltd. In August AMG earned 30% of the permit by paying the cost of a 120 mile seismic survey. To earn an additional 50%, AMG was required to elect before December 4, 1998 to pay the cost of any additional seismic required to define two drilling prospects and to pay the dry hole costs of drilling two wells to a maximum of about US$2,100,000. By agreement dated December 3, 1998 the date for exercise of the drilling option was extended to the earlier of October 31, 1999 or the date of delivery by AMG to the Registrant and Trans-Orient Petroleum Ltd. that AMG has completed the collection and interpretation of sufficient seismic data to identify a drilling prospect within PEP 38256. AMG is maintaining the option by funding ongoing costs including an independent evaluation of the permit by the Geology Department of the University of Canterbury.

     AMG sold 1,000,000 shares for US$0.25 per share to each of the Registrant and Trans-Orient Petroleum Ltd. and granted to each an option to acquire 1,000,000 shares for US$0.50 per share before the earlier of July 31, 2000 or thirty business days after AMG ceased to have a right to earn an interest in, or to hold an interest in, PEP 38256. The Registrant partially exercised its option to acquire 800,000 shares on March 1, 1999. Trans-Orient Petroleum Ltd. partially exercised its option to acquire 400,000 shares on March 1, 1999.

     An operating agreement dated June 24, 1998 governs the working relationship of the parties. Among other things, the operating agreement provides that a participant may not sell, assign, transfer, mortgage, pledge, charge, encumber, lease, sub-lease, declare itself trustee of or otherwise dispose of or create a charge or encumbrance over all or part of its participating interest except to a "related body corporate" as that expression is defined in the Companies Act (NZ) if that related body corporate holds the participating interest for at least one year without either the consent of the other participants or offering the participating interest proposed to be dealt with to the other participants.

     For work planned to be done before December 31, 1999 on PEP 38256
and its estimated cost, see Item 1. Business   Plan of Operations.

Petroleum Exploration Permit PEP 38339, Cook Strait (50.0%)

     PEP 38339 was granted on November 26, 1998 to the Registrant and Trans-Orient Petroleum Ltd. The permit area encompasses onshore portions of the South Island and offshore portions of Cook Strait lying between the North and South Islands. The Registrant is the operator.

     The permit area is about 814,771 acres (1,273 square miles)and the term of the permit is five years, renewable for a further five years over 50% of the permit area. Any production permits granted will be for a term of up to 40 years from the date of issue. The Crown in right of New Zealand reserved a royalty of the greater of five per cent of net sales revenue from the sale of petroleum products or 20% of accounting profits.

     Before February 26, 2000 the participants are required to reprocess available seismic data and collect additional gravimetric data, conduct rock sampling and evaluate the database to define the basin structure and identify prospects and leads for further evaluation. Before November 26, 2000, the participants are to collect and interpret a minimum of 12 miles of onshore seismic data and 30 miles of offshore seismic data. Any additional seismic data required to identify a drilling prospect is to be collected by May 26, 2001 and a well is to be drilled before November 26, 2001. A work program for the remainder of the permit is then to be submitted for approval.

     The permit encloses the southern part of a Miocene-Pliocene basin formed in response to movement along the Alpine Fault and associated plate boundary faults. The thick, sedimentary section provides the potential for hydrocarbon generation and reservoir development, while the limited offshore seismic base shows evidence of large scale structuring. The basin has formed in a manner analogous to the Los Angeles basin in California. No wells have been drilled and there is no onshore seismic data. However, surface geological mapping has identified the Blind River Anticline as a focus of exploration. Several oil and gas seeps along the southern margin of the basin indicate hydrocarbon generation.

     There is no operating agreement under which work on PEP 38339 is conducted although the participants conduct operations in accordance with local industry conventions.

     For work planned to be done before December 31, 1999 on PEP 38339
and its estimated cost, see Item 1. Business   Plan of Operations.

New Zealand, Onshore Taranaki Basin, North Island

     The Taranaki Basin is located on the west coast of the North Island. The sediments in the Taranaki Basin range in age from Late Cretaceous to the Quaternary and encompass a depth of some 25,000 feet with complex structure and geology. Compression across the eastern portion of the Basin during the early Miocene period created a thrusted fold belt up to ten miles wide, which contains the McKee, Tariki, Ahuroa and Waihapa-Ngaere fields. Further west in the onshore region are the fault bounded Kapuni, Ngatoro and Kaimiro fields. All these fields are currently in production.

Petroleum Mining Permit PMP 38148 (5.0%)

     Effective September 1, 1996 the Registrant bought the outstanding shares of Minora Energy (New Zealand) Limited for AUS$575,000 (CDN$478,755, US$348,790). The name of the company was changed to Ngatoro Energy Limited. Ngatoro Energy Limited owns a five percent participating interest and revenue interest in petroleum mining permit 38148, which has six producing oil wells and one producing gas well.

     The permit area is 9,400 acres. The permit expires on December 23, 2010. Production is from turbidite sandstones of the Mount Messenger Formation at depths of 1,500 metres to 2,000 metres. The other participants are New Zealand Oil & Gas Ltd. (35.43%) and Fletcher Challenge Energy Taranaki Ltd. (59.57%). New Zealand Oil & Gas Ltd. is the operator. The Crown in right of New Zealand has reserved a royalty of the greater of five per cent of net sales revenue from the sale of petroleum products or 20% of accounting profits.

     Oil and gas production and sales revenue from September 1996 to September 30, 1998 is:

          Oil            Oil            Gas Sales      Gas
Year      Sales (bbl)    Revenue (US$)  ( 000 scf)     Revenue (US$)

1996 [1]   8,206         $163,388           - [2]        -
1997      26,556          487,941           - [2]        -
1998      20,628          224,921       27,688         9,247

[1]  For the months September to December, inclusive.
[2]  To August 1998 gas was flared.

     The Registrant entered into an oil sales contract dated November
9, 1997 with Fletcher Challenge Energy Taranaki Limited and a gas sales contract dated February 18, 1998 with Fletcher Challenge Energy
Limited. Under the oil sales contract, the Registrant sells its share of production from the field at the monthly average of the mean of the Asian Petroleum Price Index published in Hong Kong. The agreement may be terminated on 30 days' notice on the occurrence of certain events. Gas sales began in the third quarter of 1998. The gas sales contract provides for the sale by the Registrant and other participants from the wells on the Ngatoro-1 site and from the Ngatoro-3 gas well of up to ten petajoules of gas, with a price increase after production of the first four petajoules. Reasonable efforts are to be made to deliver up to one petajoule a year. Fletcher Challenge has the option to purchase any gas production from other Ngatoro wells, but gas from the Ngatoro-2, -9 and 11 wells is currently flared due to remoteness from production facilities.

     A workover of the Ngatoro-2 oil well was suspended in May, 1998 with the intention of carrying out a complete rehabilitation of the well after drilling of the Ngatoro-9 development well. In the third quarter of 1998, the Ngatoro-9 and 11 oil wells were completed and a workover of the Ngatoro-2 oil well, shut in since December, 1997, was completed and the well recommenced production. Ngatoro field oil production is about 1,100 barrels a day.

     Drilling two wells early in 1999 to test separate oil prospects, G0880 and BS780, is under consideration. A water injection well is planned to increase recovery from the Ngatoro-1 oil well pool.

     For work planned to be done before December 31, 1999 on PMP 38148
and its estimated cost, see Item 1. Business   Plan of Operations.

Petroleum Prospecting Licence PPL 38706 (7.75%)

     PPL 38706 and PMP 38148 are situated onshore in the north central part of the Taranaki Basin, and cover a total area of approximately 40,000 acres. The area is immediately to the south of PEP 38720.

     PPL 38706 expired on July 31, 1998, but a retention licence covering about 5,800 acres of PPL 38706 area was granted in August 1998. The retention licence expires July 31, 2001 and requires the participants to drill a well before that date. Should a discovery be made, the participants may apply for a petroleum mining permit over the extent of the discovery for a term of up to 40 years. The licence is operated by Fletcher Challenge Energy Ltd. which holds a 92.25% working interest in the licence. The Crown in right of New Zealand has reserved a royalty of the greater of five per cent of net sales revenue from the sale of petroleum products or 20% of accounting profits.

     Fletcher Challenge operates the adjoining permit PML 38138. The Registrant does not have a participating interest in PML 38138. In May 1998, the Tariki-2C well was drilled on PML 38138 about 200 metres from the border with PPL 38706. The Registrant made a contribution to the cost of the well entitling it to data from the well, which is being refunded because the Tariki-2C well was a commercial success. The oil reserves discovered in the Tikorangi Limestone Formation by the Tariki-2C well may extend into PPL 38706.

     The location and trajectory of a well on PPL 38706 is being determined and is scheduled to be drilled in 1999.

     For work planned to be done before December 31, 1999 on PEP 38706
and its estimated cost, see Item 1. Business   Plan of Operations.

Petroleum Exploration Permit PEP 38716 (19.8%)

     PEP 38716 is situated in the eastern margin of the onshore Taranaki Basin and covers an area of approximately 67,000 acres. It is located adjacent to the Waihapa-Ngaere oil and gas field. The gathering station for the Waihapa-Ngaere oil and gas field is located within a few miles of the boundary of PEP 38716. The area consists of gently rolling hills with rural agriculture being the main activity.

     Previous exploration of PEP 38716 has resulted in the collection of several hundred miles of seismic data, and the drilling of several wells, all of which had oil shows, with Wingrove-1 being a sub commercial oil discovery.

     The Crown Prospect is located in the northern part of PEP 38716, and is to be drilled by the Huinga-1 well in the second quarter 1999. The main target horizons in the Crown Prospect are the Tikorangi limestones, at an estimated depth near 9,000 feet and the Tariki sandstones below about 11,500 feet, while Kapuni Group sandstones are expected to be encountered below 12,500 feet. The Crown Prospect is interpreted as a thrust block anticline, somewhat similar in geological style and size to the nearby Waihapa oil field.

     South of the Crown Prospect lies the Oru Prospect which targets the Miocene sandstones of the Mount Messenger Formation at depths of less than 5,000 feet. This is considered to be a secondary target within the permit area. The Waihapa-8 well, drilled on the very edge of the Oru structure, flow tested oil from the target sandstones at rates in excess of 750 barrels per day. Oru Prospect is a potential future drilling target.

     A participating interest of 38.4% in PEP 38716 was acquired by the Registrant on January 30, 1996. On application, the effective date was changed to April 10, 1996. A participating interest of six percent was assigned to Durum Energy Corp. By agreement effective July 1, 1997 with Australian Worldwide Exploration NL, the participants assigned a 25% participating interest to Australian Worldwide in consideration that Australian Worldwide pay the first NZ$2,000,000 of the costs of drilling an exploration well to earn a 25% interest. After giving effect to this assignment, the other participants are Durum Energy Corp. (4.0%), Marabella Enterprises Ltd. (39.6%), Euro-Pacific Energy Pty. Ltd. (6.6%) and Australian Worldwide Exploration NL (25.0%). Marabella Enterprises Limited, a subsidiary of Bligh Oil & Minerals NL, is the operator.

     By an agreement dated November 6, 1997, Marabella Enterprises Ltd. agreed to sell a 15% participating interest to Antrim Energy Ltd. for US$225,000. The Registrant agreed to participate in one-third of this. After giving effect to this assignment, the participants are the Registrant (19.8%), Durum Cons. Energy Corp. (4.0%), Marabella Enterprises Ltd. (29.6%), Euro-Pacific Energy Pty. Ltd. (6.6%), Australian Worldwide Exploration NL (25.0%) and Antrim Energy Ltd. (15%).

     The permit term is for five years, renewable for a further five years over 50% of the licence area. Any production permits granted will be for a term of up to 40 years from the date of issue. The Crown in right of New Zealand has reserved a royalty of the greater of five percent of net sales revenue from the sale of petroleum products or 20% of accounting profits.

     The conditions of the permit were amended on January 14, 1999. The participants are required before June 14, 2000 to process and interpret 250 kilometres of existing seismic data utilising PMPS/DMO techniques as appropriate, acquire, reprocess and interpret 30 kilometres of new seismic data and acquire aeromagnetic data sufficient to support 3D modelling. These work programs have been completed. The participants are required by June 30, 2000 to drill on exploration well to a minimum depth of 2,500 metres, or to an approved objective or depth unless geological or engineering constraints encountered whilst drilling make this unreasonable. The permit is then to be surrendered or a further work program submitted for the approval of the Minister.

     For work planned to be done before December 31, 1999 on PEP 38716
and its estimated cost, see Item 1. Business   Plan of Operations.

Petroleum Exploration Permit PEP 38720 (50.0%)

     A participating interest of 50.0% in PEP 38720 was acquired by the Registrant on September 2, 1996. The other participant is Trans-Orient Petroleum Ltd. The Registrant is the operator.

     The permit is approximately 6,322 acres (9.8 square miles) in area and the term of the permit is five years, renewable for a further five years over 50% of the permit area. Any production permits granted will be for a term of up to 40 years from the date of issue. The Crown in right of New Zealand reserved a royalty of the greater of five per cent of net sales revenue from the sale of petroleum products or 20% of accounting profits.

     Before September 2, 1997 the participants were obligated to reprocess a minimum of 100 miles of existing seismic data, undertake modeling of the seismic data to investigate reservoir distribution, undertake a reservoir engineering review of flow-tested off-set wells to investigate likely productivity potential within the permit area and either commit to drill one exploration well before September 2, 1999 or commit to collect, process and interpret a minimum of 15 km of new seismic data before March 2, 1999. The Registrants have completed this work. If an exploration well is drilled, a program for further exploration must then be submitted for approval. If further seismic work is done, the participants must commit by March 2, 1999 to drill an exploration well before September 2, 1999 or relinquish the permit. The March 2, 1999 date is being re-negotiated to later in 1999.

     In the first half of 1997, the participants completed 38 km of seismic survey. This confirmed the Waitoriki Prospect as a sizable gas-condensate drilling target within the Kapuni formation at depths below 3,500 metres. Sandstones of the Mount Messenger Formation are also oil discovery objectives at depths between 1,500 and 2,000 metres.

     For work planned to be done before December 31, 1999 on PEP 38720
and its estimated cost, see Item 1. Business   Plan of Operations.

Petroleum Exploration Permit PEP 38723 (40%)

     PEP 38723 was granted on October 30, 1997. The other participants are Trans-Orient Petroleum Ltd. (40.0%) and Gondwana Energy Ltd. (20.0%). The Registrant is the operator. The permit area is 19,783 acres (30.9 square miles) in area. The permit term is for five years, renewable for a further five years over 50% of the licence area. Any production permits granted will be for a term of up to 40 years from the date of issue. The Crown in right of New Zealand has reserved a royalty of the greater of five per cent of net sales revenue from the sale of petroleum products or 20% of accounting profits.

     By January 30, 1999, the participants were required to reprocess a minimum of 50 km of seismic data, re-evaluate prospects and leads, review relevant existing wells to identify a potential Mount Messenger sand play and develop a sand distribution model in conjunction with the seismic interpretation, identify and high grade leads for further seismic acquisition and either make a firm commitment to continue the work program or surrender the permit. This has been done. By April 30, 2000 the participants must collect a minimum of six square km of 3D seismic data, or 2D swathe coverage of equivalent detail, interpret the new data and identify and consider drilling targets. If the participants continue, by October 30, 2000 they must drill an exploration well to a minimum depth of 1600 metres unless geological or engineering constraints encountered while drilling make this unreasonable and either submit a satisfactory work program for the remainder of the permit term or surrender the permit.

     An operating agreement dated June 24, 1998 governs the working relationship of the parties. Among other things, the operating agreement provides that a participant may not sell, assign, transfer, mortgage, pledge, charge, encumber, lease, sub-lease, declare itself trustee of or otherwise dispose of or create a charge or encumbrance over all or part of its participating interest except to a "related body corporate" as that expression is defined in the Companies Act (NZ) if that related body corporate holds the participating interest for at least one year without either the consent of the other participants or offering the participating interest proposed to be dealt with to the other participants.

     Exploration of the general area has resulted in the discovery of the nearby McKee, Tariki, Ahuroa, Kaimiro and Ngatoro fields. PEP 38723 is underlain by a Late Cretaceous to Pliocene sequence of sedimentary rocks, in which all the essential elements for oil and gas entrapment are demonstrated by the surrounding oil and gas fields. The principal target formation on PEP 38723 is the Mount Messenger sandstones. There is, however, much regional variation within this formation given its deposition as toe and slope fans. Experience from the nearby Ngatoro wells indicates that there may be as little as 1000 metres of lateral continuity in such sandstones. Definition of drilling targets requires well control, strong seismic anomalies and evidence of geologic structural closure.

     For work planned to be done before December 31, 1999 on PEP 38723
and its estimated cost, see Item 1. Business   Plan of Operations.

AUSTRALIA

Offshore Petroleum Exploration Permit Ashmore Cartier AC/P19, Timor Sea
(65.0%)

     A participating interest of 65.0% was acquired by the Registrant in AC/P19 in May, 1997. The other participant is Mosaic Oil NL (35.0%). The Registrant is the operator.

     The permit comprises some 364,500 acres (570 square miles) and encompasses the Cartier Trough and parts of the Ashmore Platform. The permit has a term of six years. In the first three years of the permit, the participants are required to carry out a program of seismic reprocessing and acquisition, including the collection of 400 km of seismic data, with an estimated cost of $246,000.

     By an agreement dated August 12, 1997 the participants granted a five percent carried interest to Lonman Pty. Ltd. The Registrant is initially carrying 3.25%. If the participants farmout an interest to drill the first well on the permit, the carried interest will become five percent of the percentage interest that is free carried through the farmout. The carried interest may be converted to a participating interest before the commencement of commercial production. The carried interest may be assigned after being first offered to the participants.

     During August 1998, Veritas DGC acquired 65 miles of new 2D data for the Registrant; in a detailed infilling of the existing seismic grid over the Corvus Prospect and the adjacent, much larger but more uncertain Aquila Lead; features the Registrant had identified in the western part of the permit. This seismic has confirmed the existence of the Corvus Prospect, which is mapped as a fault bounded high block with trapping potential at the Plover Formation level, the producer formation in the 100 million barrel Jabiru oil field, located on a similar type and sized fault block about 20 miles southeast of AC/P 19

It is planned to acquire about 25 square miles of 3D seismic in the eastern part of the permit, by purchasing part of the Onnia' 3D speculative seismic survey acquired in 1998.

     During the coming year, the Registrant will continue its evaluation of 2D and 3D seismic and well data, in order to establish and rank prospects and leads in the permit. No well is required to be drilled, under the permit terms for another two years, which gives the Company ample time in which to arrange the funding of an exploration well. During this time, the ongoing drilling activity in surrounding permits is likely to markedly enhance the value of the Registrant's permit.

     This Vulcan Graben area of the Timor Sea is an ongoing focus of oil exploration, with many of the world's major explorers including Shell, Chevron and Mobil actively involved. Many wells are committed to be drilled in licenses surrounding AC/P 19 in the next few years, while the recent acquisition of large scale 3D seismic surveys over much of the area is likely to bring about identification of many new targets.

     For work planned to be done before December 31, 1999 on AC/P19 and
its estimated cost, see Item 1. Business   Plan of Operations.

Offshore Gippsland Basin, Bass Strait Permit VIC/P-39 (33.33%)

     A participating interest of 33% was acquired by the Registrant in VIC/P-39 on July 31 1997. The other participants are Mosaic Oil NL (34%) and Euro-Pacific Energy Pty. Ltd. (33%). Mosaic Oil NL is the operator.

     The permit comprises some 541,250 acres (845 square miles). The permit has a term of six years. The permit provides for certain minimum work requirements. In the first year, the participants must reprocess certain seismic data. In the second year, a 500 km seismic survey must be completed. In the third year, an exploration well must be drilled. The work requirements for the balance of the permit are not mandatory. The estimated cost for the first three years is $5,600,000. Further seismic interpretation, seismic data collection and drilling is prescribed.

     By an agreement dated August 12, 1997 the participants granted a five percent carried interest to Lonman Pty. Ltd. The Registrant is initially carrying 1 2/3%. If the participants farmout an interest to drill the first well on the permit, the carried interest will become five percent of the percentage interest that is free carried through farmout. The carried interest may be converted to a participating interest before the commencement of commercial production. The carried interest may be assigned after being first offered to the participants.

     The Registrant and the other participants have completed a detailed PSDM (pre stack depth migration) reprocessing of data from within this license.

     The PSDM study involved application of a computer processing technology which was unavailable to previous explorers of this area, and provided much improved depth resolution of geological structure. However, this has demonstrated that likely oil traps in the Latrobe Formation, which is the regional hydrocarbon producer, are too small to merit drilling. Arrangement is being made to relinquish the license.

Offshore Exploration Permit WA-199-P, Western Australia (5.0%
relinquished in 1998)

     Pursuant to an agreement dated September 15, 1997 with Boral Energy Resources Limited, a participating interest of five percent is to be acquired by the Registrant in WA-199-P in consideration that the Registrant pay the lesser of 10% of the dry hole costs of drilling the Kittiwake-1 well or $636,000. The other participants are Boral Energy Resources Limited (24.869%), which is the operator, Petroz NL (11.392%), TAP Oil NL (10.0%), Asisun Pty. Ltd. (10.027%) and Santos
(BOL) Pty Ltd. (38.712%)

     The Kittiwake-1 well was drilled in April and May 1998. The Plover Sands, which were the main target of the well, were encountered at a depth near 8,800 feet, and were present down to the 9,400 foot level. Electric log evaluation showed there are no significant hydrocarbons in the reservoir. Accordingly, the decision was taken to plug and abandon the Kittiwake-1 well. The permit was relinquished.

PAPUA NEW GUINEA

Petroleum Prospecting Licence PPL 192 (40.0%)

     A participating interest of 80% in PPL 192 was acquired by the Registrant in January 1997. The Registrant assigned a 20% participating interest to each of Trans-Orient Petroleum Ltd. and Durum Cons. Energy Corp. The remaining participant is Mosaic Oil Niugini Pty. Ltd. (20%). The Registrant is the operator.

     PPL 192 grants the exclusive right to explore for petroleum for an initial six year term commencing January 28, 1997, extendable for a further five year term over 50% of the original area, and the exclusive right to enter into a production agreement upon a discovery. A production agreement provides the right to produce any oil and gas discovered for a period of up to 30 years from discovery, subject to a maximum 22.5% participating interest that can be acquired by the Government of Papua New Guinea and a two per cent participating interest that can be acquired by local landowners. See Item 2 Hydrocarbon tenures in New Zealand, Australia, Papua New Guinea and China for proposed legislative changes.

     PPL 192 comprises some 1,200,000 acres (1,875 square miles) located in the foreland of the Papuan Basin, immediately south of the Highlands fold belt. The main targets of interest are the Kamu Prospect, the Douglas Lead and the area surrounding the Langia gas discovery. The licence requires the participants to reprocess seismic and other data in the first year of the licence at a cost of $100,000 and in the second year of the licence to spend $100,000 on an area review and an analysis of gas development in a "Kamu" type gas discovery. This has been done. If work proceeds in the licence area, 50 km of seismic work are required in the third year of the licence and drilling of an exploration well is required in the fourth year of the licence.

     The participants have carried out a program of geological work, licence administration and seismic data collection and, intend to proceed to the second stage of the work program. The Registrant's portion of budgeted costs is $210,000.

     PPL 192 lies across the Strickland River in Western Province, Papua New Guinea. The area is covered by forests and is relatively flat. The area is sparsely populated and the lack of roads leaves the principal mode of transport as the Strickland River.

     The Registrant has applied for other interests in Papua New
Guinea.

     For work planned to be done before December 31, 1999 on PPL 192
and its estimated cost, see Item 1. Business   Plan of Operations.

CHINA

Technical Study Area, Nanling and Wuwei Basins, Anhui Province, China
(50%)

     During 1996 and 1997, working under a Joint Technical Study Agreement with China National Oil and Gas Exploration and Development Corporation, the Registrant and its other participant, Moondance Energy Ltd., completed an initial technical review of this 2,500,000 acre area and identified the Hongzhuang Prospect in the Nanling basin, the Longtangwan Prospect in the Wuwei basin and several other prospects and leads of geological types similar to those which have provided oil and gas discoveries elsewhere in China. Since completion of the Technical Study in 1997, negotiations have been ongoing with Sinopec (China Petrochemical Corporation) to finalise a PSC (Production Sharing Contract) over the area. In meetings in Beijing and Shaobo during January, 1999 most of the basic terms of a PSC were agreed, and the Company secured a six month period in which to finalise outstanding points and to confirm its joint venture's commitment to the terms of the PSC.

     The basins are situated immediately north and south of the Yangtze River in south-eastern Anhui Province and cover approximately 2.5 million acres (3,900 square miles). The shipbuilding center of Wuhu, a trading hub and deep-water river port, is located in the eastern part of the Wuwei Basin. It has a population of about 600,000 and is the last deep water port on the Yangtze River, accommodating ships of up to 10,000 tons year round. Shanghai is some 180 miles downstream.


ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Registrant is subject or which are anticipated or threatened.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted for the vote of security holders in the fourth quarter of the year.


                              PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     The shares of the Registrant traded on the Vancouver Stock Exchange ("VSE") in Vancouver, British Columbia, Canada to September 12, 1996. Since January, 1996 the shares of the Registrant have traded and continue to trade on the OTC Bulletin Board under the symbol "INDX". Summary trading by quarter, adjusted for the 1996 stock subdivisions, for the three most recent calendar years ending December 31, 1998:

VSE and Bulletin Board

(in United States dollars unless otherwise indicated)

Year and
Quarter[1]          High[1]   Low[1]    Close[1]  Trading Volume[1]

1996
First Quarter       CDN$2.75  CDN$0.97  CDN$2.67  6,100,851
Second Quarter      CDN$7.80  CDN$2.71  CDN$5.80  28,021,277
Third Quarter[2]       10.25      3.00      5.75  9,214,099
Fourth Quarter          7.75      1.75      3.13  8,341,500

1997
First Quarter          4.031      0.30      2.25  10,075,800
Second Quarter         4.437      2.13      4.312  5,675,200
Third Quarter          6.562      3.50      3.656 10,199,200
Fourth Quarter         3.75       1.25      2.438  6,399,900

1998
First Quarter          3.563      2.406     2.844  3,609,500
Second Quarter         3.000      1.492     1.719  3,985,000
Third Quarter          1.813      0.563     0.969  4,191,100
Fourth Quarter         1.031      0.6875    0.4375 4,228,600

[1] Volume adjusted for 1.5 for one share subdivision on April 15, 1996 and two for one share subdivision on May 31, 1996.

[2] To September 12, 1996 on the VSE and thereafter only on the Bulletin Board.

Recent Sales of Unregistered Securities (Stock, Warrants & Options).

Rights to Acquire Common Shares on Exercise of Options

     The names, holdings, exercise price and expiry date of outstanding options to acquire common shares of the Registrant are as follows:

Name                     Number of Shares    Exercise  Expiration
                         Under Option [1]    Price     Date

David Bennett[2][3]      200,000             $2.50     10/30/00
Jennifer Bennett[2]       50,000              2.50     03/25/99
Alex Guidi[3]            500,000              2.50     10/30/00
Brad Holland[3]          300,000              2.50     05/13/00
Mark Katsumata             6,000              3.00     05/12/99
Jennifer Muzzin            5,000              3.125    05/22/99
Paul Townson               5,000              3.125    05/22/99

[1] In the year ended December 31, 1998, no options to acquire shares were exercised.

[2] Transferred to the DJ and JM Bennett Family Trust on receipt of regulatory approval on June 22, 1998.

[3] Term extended pursuant to agreements dated May 7, 1998.

Rights to Acquire Common Shares on Exercise of Warrants

     The names, holdings, exercise price and expiry date of outstanding warrants to purchase common shares of the Registrant are as follows:

                         Number of
                         Share          Purchase       Expiration
Name                     Warrants       Price          Date

Tracy Godoy[3]             160,000      CDN$3.485      05/27/99
Alex Guidi[3]              494,000      CDN$3.485      05/27/99
Peter Loretto[1][2][3]     146,000      CDN$3.485      05/27/99
                         1,000,000                     07/03/00
Tanya Loretto[3]           150,000      CDN$3.485      05/27/99

[1] In the year ended December 31, 1998, no warrants to acquire shares were exercised.

[2] By an agreement dated June 2, 1997, Mr. Loretto purchased 1,000,000 units for $1.80 per unit. Each unit is comprised of one common share and one non-transferable share purchase warrant. Each share purchase warrant entitles the holder to purchase a common share for $1.90 before July 4, 1998, for $2.00 from July 4, 1998 to July 3, 1999 and for $2.10 from July 4, 1999 to July 3, 2000.

[3] Term extended by agreements dated May 8, 1998.

     All proceeds from the sale thereof was and will be used for working capital.

     As at December 1998 there were 28,262,398 shares outstanding. At December 31, 1998 there were 125 shareholders of record resident in Canada holding 8,758,392 shares and 115 shareholders of record resident in the United States holding 19,318,967 shares.

     No cash dividends have been declared by the Registrant nor are any intended to be declared. The Registrant is not subject to any legal restrictions respecting the payment of dividends (except that they may not be paid to render the Registrant insolvent). Dividend policy will be based on the Registrant's cash resources and needs and it is anticipated that all available cash will be needed for property development for the foreseeable future.

     The Registrant believes that its market price is a reflection of actual sales and purchases. OTC BB quotations may reflect interdealer prices, without retail markup, markdown or commission and may not necessarily reflect actual transactions.

SEC Rule 15g.

     The Company's Units are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their shares in the secondary market.

     Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.


ITEM 6.   SELECTED FINANCIAL DATA

     The following constitutes selected financial data for the Registrant prepared in accordance with United States generally accepted accounting principles for the last five completed financial periods. The information, expressed in United States dollars unless otherwise indicated, must be read in conjunction with the more detailed financial information contained in the accompanying audited financial statements.

               1998         1997         1996         1995[1]      1995[2]

Current assets $10,547,114  $10,872,800  $ 9,597,265  $ 1,024,635  $  575,210
Pet. & Gas       2,819,946    1,929,839    1,113,928       60,438      10,320
Prop. & Equip      134,076      115,244       34,933        6,150          -
Incorp costs            -            -            -           867         867
Total assets    13,501,136   12,917,883   10,746,126    1,092,090     586,397

Share capital   18,253,992   18,376,476   15,512,578    4,993,739   4,397,920
Deficit         (6,471,552)  (5,591,864)  (4,853,487)  (3,968,214) (3,824,570)
Cum. comp.
 adjustment      1,561,800       87,567           -            -           -

Gross rev.         684,765      870,059      426,432       38,980      25,768
Net (loss)        (879,688)    (738,377)    (885,273)    (143,644)    (50,706)
Other comp.
 income          1,474,233       87,567           -            -           -
Comp. income
  (loss)           594,545    (650,810)     (885,273)    (143,644)    (50,706)
Net Loss per Share  (0.03)       (0.03)        (0.04)       (0.01)      (0.01)

[1]  For the eleven month period ended December 31, 1995.
[2]  For the year ended January 31, 1995.

Exchange Rates

     On December 31, 1998 the buying rate for Canadian dollars was US$1.00: Cdn$l.5333. The following table sets out the buying rate for Canadian dollars for the period indicated. Rates of exchange are obtained from the Bank of Canada and believed by the Registrant to approximate closely the rates certified for customs purposes by the

Federal Reserve Bank in New York.

               1994      1995      1996      1997      1998
Year End       1.4018    1.3640    1.3706    1.4305    1.5333
Average        1.3659    1.3726    1.3636    1.3844    1.4831
High [1]       1.4065    1.4243    1.3855    1.4393    1.5795
Low [1]        1.3109    1.3303    1.3295    1.3365    1.4082

[1] The high and low buying rate figures are selected from daily high and low figures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Summary

     The Registrant is in the exploration and evaluation stage on its oil and gas properties and hence has not yet achieved profitability or break even cash flow. The Registrant has experienced losses in each fiscal period reported on. Its main source of capital currently is the issuance of equity securities, which has a dilutive effect on the Registrant's shareholders. Total losses incurred from incorporation to December 31, 1998 were $6,471,552. The level of future operations may be limited by the availability of capital resources, the sources of which are not predictable. The results of operations should be largely measured by the success of the extent and quality of oil and gas discovered as a result of exploration programs. The sales value of any oil and gas discovered by the Registrant will be largely dependent on factors beyond the Registrant's control such as the market value of the hydrocarbons produced.

     The business of the Registrant was inactive during the 1995 fiscal year. The Registrant commenced the operation of its current business in 1996. The efforts of management have been directed towards the acquisition of petroleum interests and the commencement of exploration programs on the interests acquired. The Registrant is also the operator on certain of the interests acquired and to that end has established an exploration office in Wellington, New Zealand. The acquisitions made by the Registrant between January 1, 1996 and December 31, 1998 are described under Item 2 - Properties.

Operating Revenue

     Effective September 1, 1996 the Registrant bought the outstanding shares of Minora Energy (New Zealand) Limited for Aus$575,000 (Cdn$478,755, US$348,790). The name of the company was changed to Ngatoro Energy Limited. Ngatoro Energy Limited owns a five per cent participating interest and revenue interest in petroleum mining permit PMP 38148, which has six producing oil wells, four producing gas wells and two shut-in gas and oil wells.

     Annual production revenue was US$234,168 (Cdn$347,411) compared with gross 1997 production revenue of US$487,941 (Cdn$675,603). The decrease is attributable to a change in average oil sale price of US$18.37 per barrel to US$10.90 per barrel and a change in production volume from 26,556 barrels to 20,628 barrels. This was offset to a minor degree by commencement of gas sales in the second half of US$9,247 (Cdn$13,719) with gas production averaging 0.14 million cubic feet a day in August and September.

Costs and Expenses

     In the year ended December 31, 1998 the Registrant incurred expenses in the acquisition, exploration and development of petroleum interests of $1,901,030. The amount incurred in the acquisition, exploration and development of petroleum interests for the year ended December 31, 1997 was $1,064,976. The increase represents the acquisition of additional petroleum interests by the Registrant and development and implementation exploration programs.

     Depletion and amortization expense for the year ended December 31, 1998 was $148,875 and for the year ended December 31, 1997 was $97,827.

     General and administrative expenses for the year ended December 31, 1998 were $510,384 and for the year ended December 31, 1997 were $1,236,759.

Interest Expense

     The Registrant finances its business primarily from the issuance of common shares and secondarily from the receipt of petroleum revenues from its interest in the Ngatoro oil field, New Zealand. The Registrant has not effected any borrowing and has consequently not incurred any interest expense.

Interest Income

     Interest income for the year ended December 31, 1998 was $450,597 and for the year ended December 31, 1997 was $382,118.

Liquidity

     The Registrant has maintained an appropriate liquidity level to fund its expenditure programs in the past and has no reason to conclude that this will not continue for fiscal 1999. The Registrant is satisfied with its ability to access capital markets through private placements, public offerings, and convertible securities in order to preserve liquidity levels. The Registrant will utilize joint venture arrangements to reduce its exposure on exploration and development programs.

     Other than the replacement of escrow shares in 1998, there were no material issuances of shares to finance the operations of the Registrant.

     In the fiscal year ended December 31, 1997 the Registrant completed a Canadian private placement of 1,000,000 units for $1.80 per unit. Each unit is comprised of one common share and one non-transferable share purchase warrant. Each share purchase warrant entitles the holder to purchase a common share for $1.90 before July 4, 1998, for $2.00 from July 4, 1998 to July 3, 1999 and for $2.10 from July 4, 1999 to July 3, 2000. The Registrant issued 279,000 common shares to directors, senior officers and employees pursuant to the exercise of incentive stock options for gross proceeds of $652,151. The Registrant also issued 50,000 common shares on exercise of warrants for proceeds of $125,667.

     As of December 31, 1998 the Registrant had $10,390,218 in working capital as compared with $10,827,096 as of December 31, 1997.

Capital Resources

     The Registrant's capital resources are comprised primarily of private investors, including members of management, who are either existing contacts of the Registrant's management or who come to the attention of the Registrant through brokers, financial institutions and other intermediaries. The Registrant's management is of the view that conventional banking is unavailable to resource companies which are in the exploration stage. The Registrant's access to capital is always dependent upon general financial market conditions, especially those which pertain to venture capital situations such as oil and gas exploration companies. The Registrant's capital resources have not changed in 1998 nor are they anticipated to change materially in 1999.

     The amount that the Company has spent on acquisitions vs.
exploration and development over the past two years is:

     Acquisition:                         Nil
     Exploration and development:  $2,966,000

     The amount that the Company intends to spend in 1999 on acquisitions vs. exploration and development is:

     Acquisition:                         Nil
     Exploration and development:  $1,969,000

See Item 1. Business   Plan of Operations.

     It is management's intention to acquire, explore and develop oil and gas properties in the Asia Pacific region. Material capital commitments to December 31, 1999 are described in Item 1. Business - Plan of Operations.

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

Results of Operations

     The Registrant is an exploration company. The Registrant's primary focus as of December 31, 1998 is the investigation and acquisition of oil and gas properties. The Registrant's policy is to acquire interests and where possible, minimize its risk exposure by farming out or joint venturing these interests to other industry participants.

     The Registrant's current property focus is on the acquisition and exploration of properties primarily in the Austral Pacific region with the objective of establishing a solid cash flow base and participating in high potential exploration blocks in under explored countries with attractive fiscal regimes.

     Revenues for the year ended December 31, 1998 were $684,765 compared with $870,059 for the year ended December 31, 1997. The Registrant's expenses for the year ended December 31, 1998 were $1,564,453 and unrealized gains were $1,474,233 resulting in a per share book loss of $(0.03) compared with $1,608,436 and an unrealized gain of $87,567 resulting in a per share book loss of $(0.03) for the year ended December 31, 1997.

     Effective September 1, 1996 the Registrant bought the outstanding shares of Minora Energy (New Zealand) Limited for Aus$575,000 (Cdn$478,755, US$348,790). The name of the company was changed to Ngatoro Energy Limited. This acquisition provided the Registrant with oil and gas revenues of $163,388 for the year ended December 31, 1996, $487,941 for the year ended December 31,1997 and $234,168 for the year ended December 31, 1998. During the year ended December 31, 1998 interest income increased to $450,597 compared to $382,118 for the year ended December 31, 1997. This is due to additional cash of $2,577,818 provided by the issuance of common shares through private placements and exercise of stock options and warrants during the year ended December 31, 1997 and higher interest rates during the year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Registrant operates in the international crude oil, refined product, natural gas and natural gas liquids markets and is exposed to fluctuations in hydrocarbon prices, foreign currency rates, and interest rates that can affect the revenues and cost of operating, investing and financing. The Registrant has not established any policies to protect against the foregoing risks.

Commodity Price Risk

     The Registrant's policy is to generally be exposed to market pricing for commodity purchases and sales. The Company has not taken any steps to protect against the fluctuating market price of oil or gas.

Foreign Currency Risk

     The Registrant has foreign currency exchange rate risk resulting from operations in overseas countries in the south Pacific and Canada. The Registrant does not hedge its exposure to currency rate changes, although it may choose to selectively hedge exposure to foreign currency exchange rate risk. The Company, however, has no policies relating to the foregoing.

Interest Rate Risk

     The Registrant believes that it has no material interest rate risk to manage.


ITEM 8.   FINANCIAL STATEMENTS.


AUDITORS' REPORT                                  F-1
CONSOLIDATED BALANCE SHEETS                       F-2
CONSOLIDATED STATEMENTS OF LOSS
 AND COMPREHENSIVE INCOME (Loss)                  F-3
CONSOLIDATED STATEMENTS OF CASH FLOWS             F-4
CONSOLIDATED STATEMENTS OF CHANGES
 IN STOCKHOLDERS' EQUITY                          F-5
NOTES TO THE CONSOLIDATED
 FINANCIAL STATEMENTS                             F-6 - F-31
SUPPLEMENTARY INFORMATION                         S-1 - S-4

                          AUDITORS' REPORT

To the Shareholders of Indo-Pacific Energy Ltd.

We have audited the consolidated balance sheets of Indo-Pacific Energy Ltd. as at December 31, 1998 and 1997 and the related consolidated statements of loss and comprehensive income (loss), cash flows and changes in stockholders' equity for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 1998 and 1997 and the results of its operations, cash flows and changes in stockholders' equity for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles in the United States.


                              /s/ SADOVNICK TELFORD + SKOV
                              CHARTERED ACCOUNTANTS

Vancouver, British Columbia
Canada
February 20, 1999

INDO-PACIFIC ENERGY LTD.
Consolidated Balance Sheets
(Expressed in United States Dollars)

As at December 31,                 1998           1997
                               Assets
Current

Cash and short-term deposits       $  8,194,849   $ 10,255,407
Accounts receivable                     102,194        134,474
Marketable securities (Note 3)        2,194,875        321,077
Due from related parties (Note 8)        46,161        152,373
Prepaid expenses and deposits             9,035          9,469
                                   ------------   ------------
                                     10,547,114     10,872,800
Petroleum and natural gas
 properties (Note 4)                  2,819,946      1,929,839
Property and equipment (Note 5)         134,076        115,244
                                   ------------   ------------
Total Assets                       $ 13,501,136   $ 12,917,883

Liabilities
Current

Accounts payable and accrued
 liabilities                       $    156,896   $     45,704
                                   ------------   ------------
Total Liabilities                       156,896         45,704
                                   ------------   ------------
Stockholders' Equity
Common stock, no par value (Note 6);
100,000,000 shares authorized;
Issued and outstanding at December 31,
1998 and 1997: 28,262,398 shares     18,253,992     18,376,476
Accumulated deficit                  (6,471,552)    (5,591,864)
Accumulated other
 comprehensive income                 1,561,800         87,567
                                   ------------   ------------
Total Stockholders' Equity           13,344,240     12,872,179
                                   ------------   ------------
Total Liabilities and
 Stockholders' Equity              $ 13,501,136   $ 12,917,883
                                   ============   ============

Approved by the Directors:

/s/ David Bennett                  /s/ Alex Guidi
Director                           Director

INDO-PACIFIC ENERGY LTD.
Consolidated Statements of Loss and Comprehensive Income (Loss)
(Expressed in United States Dollars)

For the Years Ended December 31,   1998         1997           1996
Revenues

Petroleum and natural gas sales    $  234,168    $   487,941   $   163,388
Interest income                       450,597        382,118       263,044
                                   ----------    -----------   -----------
                                      684,765        870,059       426,432
Cost of Sales
                                   ----------    -----------   -----------
Production costs                      129,781         67,593        19,338
Royalties                              10,269         44,209        19,067
Amortization and depletion            148,875         97,827        98,258
Write-off of petroleum and natural
  gas properties (Note 4)             765,144        162,048        37,653
                                   ----------    -----------   -----------
                                    1,054,069        371,677       174,316
                                   ----------    -----------   -----------
                                     (369,304)       498,382       252,116
                                   ----------    -----------   -----------
Expenses

General and administrative
  (Schedule)                         510,384      1,236,759      1,137,389
                                  ----------    -----------    -----------
Net loss for the year               (879,688)      (738,377)      (885,273)

Other comprehensive income:
  Unrealized gain on marketable
   securities                      1,474,233         87,567             -
                                  ----------    -----------    -----------
Comprehensive income
  (loss) for the year             $  594,545    $  (650,810)   $  (885,273)
                                  ==========    ===========    ===========
Basic and diluted loss
  per share (Note 7)              $    (0.03)   $     (0.03)   $     (0.04)
                                  ==========    ===========    ===========

INDO-PACIFIC ENERGY LTD.
Consolidated Statements of Cash Flows
(Expressed in United States Dollars)

For the Years Ended December 31,        1998         1997          1996
Operating Activities

Net loss for the year                   $ (879,688)  $  (738,377)  $ (885,273)
Adjustments to reconcile net loss to
  cash applied to operating activities:
  Amortization and depletion               148,875        97,827       98,258
  Compensation expense (recovery)         (129,000)      286,080      694,630
  Write-off of petroleum and natural
    gas properties (Note 4)                765,144       162,048       37,653
  Write-off of incorporation costs              -             -           867
Changes in non-cash working capital:
  Accounts receivable                       32,280         8,361     (119,416)
  Due from related parties                 106,212      (157,821)       5,448
  Prepaid expenses and deposits                434         2,003       14,099
  Accounts payable and
   accrued liabilities                     111,192       (35,479)      14,618
                                        ----------   -----------   ----------
Net cash provided by (used in)
  operating activities                     155,449      (375,358)    (139,116)
                                        ----------   -----------   ----------
Financing Activities

Common shares issued for cash                6,516     2,577,818    9,824,209
                                        ----------   -----------   ----------
Net cash provided by financing activities    6,516     2,577,818    9,824,209
                                        ----------   -----------   ----------
Investing Activities

Purchase of marketable securities         (399,565)     (233,510)          -
Petroleum and natural gas properties    (1,901,030)   (1,064,976)  (1,182,655)
Proceeds from sale of license interest     150,000            -            -
Property and equipment                     (71,928)      (91,121)     (35,529)
                                        ----------   -----------   ----------
Net cash used in investing activities   (2,222,523)   (1,389,607)  (1,218,184)
                                        ----------   -----------   ----------
Net increase (decrease) in cash         (2,060,558)      812,853    8,466,909

Cash position - Beginning of year       10,255,407     9,442,554      975,645
                                        ----------   -----------   ----------
Cash position - End of year             $8,194,849   $10,255,407   $9,442,554
                                        ==========   ===========   ==========

INDO-PACIFIC ENERGY LTD.
Consolidated Statements of Changes in Stockholders' Equity (Expressed in United States Dollars)
For the Years Ended December 31, 1998, 1997 and 1996

                                    Common Stock             Accumulated
                                Shares         Amount        Deficit
Balance at December 31, 1995    22,514,398    $ 4,993,739    $ (3,968,214)

Common stock issued for
  private placements             1,000,000      2,209,260              -
Common stock issued for
  exercise of stock options      3,419,000      7,614,949              -
Net compensation expense
  from stock options                    -         694,630              -
Net loss during the year                -              -         (885,273)
                                ----------    -----------    ------------
Balance at December 31, 1996    26,933,398    $15,512,578    $ (4,853,487)

Common stock issued for
  private placements             1,000,000      1,800,000              -
Common stock issued for
  exercise of stock options        279,000        652,151              -
Common stock issued for
  exercise of warrants              50,000        125,667              -
Net compensation expense
  from stock options                    -         286,080              -
Net loss during the year                -              -         (738,377)
Unrealized gain on marketable
  securities                            -              -               -
                                ----------    -----------    ------------
Balance at December 31, 1997    28,262,398    $18,376,476    $ (5,591,864)


Common stock issued for
  private placements            1,406,250           9,774              -
Cancellation of previously
  issued common stock          (1,406,250)         (3,258)             -
Net compensation recovery
  from stock options                   -         (129,000)             -
Net loss during the year               -               -         (879,688)
Unrealized gain on marketable
  securities                           -               -               -
                               ----------     -----------    ------------

Balance at December 31, 1998   28,262,398     $18,253,992    $ (6,471,552)
                               ==========     ===========    ============





                                F-5a

INDO-PACIFIC ENERGY LTD.
Consolidated Statements of Changes in Stockholders' Equity (Expressed in United States Dollars)
For the Years Ended December 31, 1998, 1997 and 1996

                                   Accumlated
                                   Other          Total
                                   Comprehensive  Stockholders'
                                   Income         Equity
Balance at December 31, 1995       $        -     $  1,025,525

Common stock issued for
  private placements                        -        2,209,260
Common stock issued for
  exercise of stock options                 -        7,614,949
Net compensation expense
  from stock options                        -          694,630
Net loss during the year                    -         (885,273)
                                   -----------    ------------
Balance at December 31, 1996       $        -     $ 10,659,091

Common stock issued for
  private placements                        -        1,800,000
Common stock issued for
  exercise of stock options                 -          652,151
Common stock issued for
  exercise of warrants                      -          125,667
Net compensation expense
  from stock options                        -          286,080
Net loss during the year                    -         (738,377)
Unrealized gain on marketable
  securities                            87,567          87,567
                                   -----------    ------------
Balance at December 31, 1997       $    87,567    $ 12,872,179

Common stock issued for
  private placements                        -            9,774
Cancellation of previously
  issued common stock                       -           (3,258)
Net compensation recovery
  from stock options                        -         (129,000)
Net loss during the year                    -         (879,688)
Unrealized gain on marketable
  securities                         1,474,233       1,474,233
                                   -----------    ------------
Balance at December 31, 1998       $ 1,561,800    $ 13,344,240
                                   ===========    ============




                                F-5b

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1998 and 1997

NOTE 1 - NATURE OF OPERATIONS

The Company was incorporated under the Company Act (British Columbia) and continued its jurisdiction of incorporation to the Yukon Territory under the Business Corporations Act (Yukon). Its major activity is the acquisition, exploration and development of petroleum and natural gas properties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)   Basis of Consolidation

     These consolidated financial statements include the accounts of Indo-Pacific Energy Ltd. and its wholly-owned subsidiaries, Indo Overseas Exploration Ltd., Indo-Pacific Energy Pty. Ltd., Indo-Pacific Energy (PNG) Limited, and Source Rock Holdings Limited and its wholly-owned subsidiaries, Indo-Pacific Energy (NZ) Limited, Ngatoro Energy Limited, and PEP 38716 Limited.

b)   Joint Operations

     Substantially all of the Company's activities relate to the exploration for and production of petroleum and natural gas which are conducted jointly with other companies and accordingly, the accounts reflect only the Company's proportionate interest in these activities.

c)   Cash and Short-Term Deposits

     Cash and short-term deposits include Government treasury bills and Bankers' Acceptance with maturities no longer than 90 days, together with accrued interest.

d)   Petroleum and Natural Gas Properties

     The Company follows the full cost method of accounting for petroleum and natural gas operations whereby all costs associated with the acquisition of, exploration for and development of petroleum and natural gas reserves are capitalized in cost centers on a country-by-country basis. Such costs include property acquisition costs, geological and geophysical studies, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells, and overhead expenses directly related to these activities.
                                F-6

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1998 and 1997

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Depletion is calculated for producing properties by using the unit-of-production method based on proved reserves, before royalties, as determined by management of the Company or independent consultants. Sales of oil and gas properties are accounted for as adjustments of capitalized costs, without any gain or loss recognized, unless such adjustments significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. Costs of abandoned oil and gas properties are accounted for as adjustments of capitalized costs and written off to expense.

     A ceiling test is applied to each cost center by comparing the net capitalized costs to the present value of the estimated future net revenues from production of proved reserves discounted by 10%, net of the effects of future costs to develop and produce the proved reserves, plus the costs of unproved properties net of impairment, and less the effects of income taxes. Any excess capitalized costs are written off to expense.

     Unproved properties are assessed for impairment on an annual basis by applying factors that rely on historical experience. In general, the Company may write-off any unproved property under one or more of the following conditions:

     i) there are no firm plans for further drilling on the unproved property;
     ii) negative results were obtained from studies of the unproved property;
     iii) negative results were obtained from studies conducted in the vicinity of the unproved property; or
     iv) the remaining term of the unproved property does not allow sufficient time for further studies or drilling.

     Additionally, the Company has implemented the requirements of Statement of Financial Accounting Standards No. 121: Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In evaluating the recoverability of the Company's long-lived assets, management evaluated the current fair market value and expected future cash flows attributable to its long-lived assets and concluded that no impairment of value had occurred as of December 31, 1998 or 1997.

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1998 and 1997

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e)   Property and Equipment

     Property and equipment are recorded at cost and amortized over their estimated useful lives on a declining-balance basis as follows:

     Office equipment    20% to 30%
     Automobile          30%

     For each fiscal year in which property and equipment are acquired, management deems each acquisition to occur midway through the fiscal year and accordingly, the amortization recorded is restricted to one-half of the normal rate. Amortization is not recorded in the year of disposal.

f)   Translation of Foreign Currencies

     The Company's foreign operations are of an integrated nature and accordingly, the remeasurement method of foreign currency translation is used for conversion into United States dollars, as follows:

     Revenues and expenses arising from foreign currency transactions are translated into United States dollars at the average rate for the year. Monetary assets and liabilities are translated into United States dollars at the rates prevailing on the balance sheet date. Other assets and liabilities are translated into United States dollars at the rates prevailing on the transaction dates. Exchange gains and losses are recorded as income or expense in the year in which they occur.

g)   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from these estimates.

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1998 and 1997

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

h)   Financial Instruments and Financial Risk

     i)   Fair value of financial instruments

     The Company's financial instruments consist of current assets and current liabilities. The fair values of the current assets and liabilities approximate the carrying amounts due to the short-term nature of these instruments.

     ii)  Credit risk

     The Company is subject to credit risk through short-term investments. Short-term cash investments are placed in short duration corporate and government debt securities with well-capitalized financial institutions. By policy, the Company limits the amount of credit exposure in any one type of investment instrument.

i)   Accounting Pronouncements Recently Issued

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128: Earnings per Share ("SFAS 128"), effective for fiscal periods ending after December 15, 1997 and requiring restatement of all prior period earnings per share data. SFAS 128 replaces the presentation of primary earnings per share ("EPS") with a presentation of both basic and diluted EPS for all entities with complex capital structures. Basic EPS excludes dilutive securities and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were converted into common shares and is computed similarly to fully diluted EPS pursuant to previous accounting pronouncements. SFAS 128 applies equally to loss per share presentations.

     The FASB issued Statement of Financial Accounting Standards No. 130: Reporting Comprehensive Income ("SFAS 130"), effective for fiscal periods beginning after December 15, 1997 and requiring restatement of all comparative financial statements disclosed. SFAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported as part of the basic financial statements.

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1998 and 1997

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

i)   Accounting Pronouncements Recently Issued

     The FASB issued Statement of Financial Accounting Standards No. 131: Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), effective for fiscal periods beginning after December 15, 1997 and requiring restatement of all comparative financial statements disclosed. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. The Company does not expect adoption of this new standard to have a material effect on its financial reporting.

NOTE 3 - MARKETABLE SECURITIES

Marketable securities are comprised of 517,020 shares of Trans-Orient Petroleum Ltd., acquired at a cost of $383,075 and 1,000,000 shares of AMG Oil Ltd., subject to resale restrictions, acquired at a cost of $250,000. At December 31, 1998, the market value of these shares were
$694,875 and $1,500,000 (December 31, 1997   $321,077 and Nil)
respectively. Trans-Orient Petroleum Ltd. and AMG Oil Ltd. (formerly Trans New Zealand Oil Company) are public companies with directors, officers and principal shareholders in common with the Company.

Refer to Note 8

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1998 and 1997

NOTE 4 - PETROLEUM AND NATURAL GAS PROPERTIES

Petroleum and natural gas properties are comprised as follows:

                              1998                     1997
                              Accumulated
                              Amortization   Net Book  Net Book
                    Cost      and Depletion  Value          Value
Proved:

New Zealand
PMP 38148
Ngatoro Oil Field   $   691,766    $ 274,331      $   417,435    $   315,150
                    -----------    ---------      -----------    -----------
Total Proved            691,766      274,331          417,435        315,150
                    -----------    ---------      -----------    -----------
Unproved:

New Zealand
 PEP 38256               29,920           -            29,920             -
 PEP 38328              645,836           -           645,836        398,443
 PEP 38330              194,286           -           194,286        109,219
 PEP 38332              194,961           -           194,961         41,054
 PEP 38335                3,829           -             3,829             -
 PEP 38339                4,270           -             4,270             -
 PPL 38706               79,038           -            79,038         14,897
 PEP 38716              370,781           -           370,781        333,459
 PEP 38720              208,335           -           208,335        176,960
 PEP 38723               17,957           -            17,957             -
 New Licenses            29,322           -            29,322         25,899
Australia
 AC/P19                 183,073           -           183,073         50,254
 VIC/P39                     -            -                -          20,976
 WA-199-P                    -            -                -           1,165
People's Republic of China
 Nanling-Wuwei Blocks   311,442           -           311,442        324,851
Papua New Guinea
 PPL 192                125,677           -           125,677        117,512
New Licenses              3,784           -             3,784             -
                    -----------    ---------      -----------    -----------

Total Unproved        2,402,511           -         2,402,511      1,614,689
                    -----------    ---------      -----------    -----------
                    $ 3,094,277    $ 274,331      $ 2,819,946    $ 1,929,839
                    ===========    =========      ===========    ===========

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1998 and 1997

NOTE 4 - PETROLEUM AND NATURAL GAS PROPERTIES (continued)

NEW ZEALAND

Unless otherwise indicated, petroleum exploration permits granted in New Zealand provide for the exclusive right to explore for petroleum for an initial term of five years, renewable for a further five years over one-half of the original area. The participants are allowed to exceed the committed work programs for the permits or apply for extensions or reductions of such work programs for any particular year. Any production permits granted will be for a term of up to 40 years from the date of issue. The New Zealand government has reserved a royalty of the greater of 5% of net sales revenue or 20% of accounting profits from the sale of petroleum products.

a)   PEP 38256

     The Company has a 35% participating interest in, and is the operator of, Petroleum Exploration Permit 38256 ("PEP 38256") commencing August 25, 1997. At least one-half of the original area must be relinquished by August 25, 2000. The other participants in PEP 38256 are Trans-Orient Petroleum Ltd. (35%) and AMG Oil Ltd. (30%).

     The Company and the other participants have completed the work program required for the first two and a half years which included modelling existing gravity data, acquiring new gravity and magnetotelluric data, reprocessing existing seismic data, and acquiring, processing and interpreting 200 kilometers of new seismic data. The remaining work program requires the participants to commit by February 25, 2000 to drill one exploration well prior to August 25, 2000, or surrender the permit.

     By an agreement dated June 25, 1998, AMG Oil Ltd. ("AMG") acquired a right to earn up to an 80% participating interest in PEP 38256 from Trans-Orient Petroleum Ltd. ("Trans-Orient") and the Company. In July 1998, AMG earned a 30% participating interest in PEP 38256 by funding all of the costs of acquiring, processing and interpreting 200 kilometers of new seismic data. AMG has the right to earn an additional 50% participating interest by funding all of the costs of drilling two exploration wells including any further seismic data required prior to drilling.

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1998 and 1997

NOTE 4 - PETROLEUM AND NATURAL GAS PROPERTIES (continued)

     PEP 38256 is in good standing with respect to its work commitments. The committed work program for the 1999 fiscal year has been fulfilled.

     Refer to Note 8

b)   PEP 38328

     The Company has a 40% participating interest in, and is the operator of, Petroleum Exploration Permit 38328 ("PEP 38328") commencing July 1, 1996. The other participants in PEP 38328 are Boral Energy Resources Limited (37.5%) and Trans-Orient Petroleum Ltd. (22.5%).

     The Company and the other participants have completed the work program required for the first four years which included drilling the Kereru-1 exploration well, subsequently plugged and abandoned, acquiring and processing approximately 250 kilometers of new seismic data, reprocessing approximately 350 kilometers of existing seismic data, conducting geological field studies, synthesizing and interpreting all relevant geological and geotechnical data, completing a review report, and acquiring further seismic data to detail prospects for drilling. The remaining work program requires the participants to commit by July 1, 2000 to drill one exploration well prior to July 1, 2001, or surrender the permit.

     Trans-Orient Petroleum Ltd. ("Trans-Orient") acquired a 10% participating interest in PEP 38328 from the Company by funding 20% of the costs of drilling the Kereru-1 exploration well. By an agreement dated September 15, 1997, Trans-Orient acquired a further 10% participating interest in PEP 38328 from the Company by funding additional costs incurred subsequent to the Kereru-1 exploration well. The consideration received by the Company was 467,020 common shares of Trans-Orient at $0.50 per share. As a result of certain participants withdrawing from PEP 38328, the participating interests of the remaining participants were adjusted on a pro rata basis.

     PEP 38328 is in good standing with respect to its work commitments. The committed work program for the 1999 fiscal year has been fulfilled.

     Refer to Note 3 and 8

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1998 and 1997

NOTE 4 - PETROLEUM AND NATURAL GAS PROPERTIES (continued)

c)   PEP 38330

     The Company has a 34% participating interest in, and is the operator of, Petroleum Exploration Permit 38330 ("PEP 38330") commencing July 1, 1996. The other participants in PEP 38330 are NWE (ZOCA 96-16) Pty. Ltd. (formerly Moondance Energy Pty. Ltd.) (33%) and Mosaic Oil N.L. (33%).

     The Company and the other participants have completed the work program required for the first three years which included reprocessing and interpreting a minimum of 80 kilometers of existing seismic data and acquiring, processing and interpreting a minimum of 72 kilometers of new seismic data. The remaining work program requires the participants to complete the following:

     (i) subject to commitment prior to July 1, 1999, acquire, process and interpret a minimum of 25 kilometers of new seismic data and commit prior to July 1, 2000 to drill an exploration well, or surrender the permit; and
     (ii) subject to commitment prior to July 1, 2000, drill one exploration well prior to July 1, 2001, or surrender the permit.

     PEP 38330 is in good standing with respect to its work commitments. The committed work program for the 1999 fiscal year has been fulfilled.

d)   PEP 38332

     The Company has a 42.5% participating interest in, and is the operator of, Petroleum Exploration Permit 38332 ("PEP 38332") commencing June 24, 1997. The other participants in PEP 38332 are Boral Energy Resources Ltd. (37.5%) and Trans-Orient Petroleum Ltd. (20%).

     The Company and the other participants have completed the work program required for the first two and a half years which included reprocessing a minimum of 100 kilometers of existing seismic data, acquiring a minimum of 75 kilometers of new seismic data, and undertaking photogeologic and field geological mapping. The remaining work program requires the participants to commit by December 24, 1999 to drill one exploration well prior to June 24, 2000, or surrender the permit.
                                F-14

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1998 and 1997

NOTE 4 - PETROLEUM AND NATURAL GAS PROPERTIES (continued)

     PEP 38332 is in good standing with respect to its work commitments. The committed work program for the 1999 fiscal year has been fulfilled.

     Refer to Note 8

e)   PEP 38335

     The Company has a 10% participating interest in Petroleum Exploration Permit 38335 ("PEP 38335") commencing November 29, 1998. PEP 38335 covers the same area as Petroleum Prospecting License 38312 which expired in November 1997. The other participants in PEP 38335 are Asia Pacific Oil Sdn. Bhd. (45%), Everest Energy Inc. (30%), as the operator, and Trans-Orient Petroleum Ltd. (15%).

     The Company and the other participants are required to complete a work program as follows:

     (i) prior to November 29, 1999, complete a geological review of PEP 38335 while incorporating the results of the Waitaria-1 exploration well drilled in August 1997, acquire 20 kilometers of new 2D seismic data or equivalent 3D seismic data, and either commit to complete the next stage of the work program detailed below in (ii) or surrender the permit;
     (ii) prior to November 29, 2000, drill one exploration well and either commit to complete the next stage of the work program detailed below in (iii) or surrender the permit; and
    (iii) prior to November 29, 2001, evaluate the results of the exploration well drilled during the second year and either commit to a satisfactory work program for the remainder of the permit term or surrender the permit.

     PEP 38335 is in good standing with respect to its work commitments. The Company's committed work program for the 1999 fiscal year requires an estimated $10,000 of exploration expenditures to be incurred.

     Refer to Note 8

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1998 and 1997

NOTE 4 - PETROLEUM AND NATURAL GAS PROPERTIES (continued)

f)   PEP 38339

     The Company has a 50% participating interest in, and is the operator of, Petroleum Exploration Permit 38339 ("PEP 38339") commencing November 26, 1998. The other participant in PEP 38339 is Trans-Orient Petroleum Ltd. (50%).

     The Company and the other participant are required to complete a work program as follows:

     (i) prior to February 26, 2000, reprocess existing seismic data, acquire a minimum of 50 new gravity stations to produce revised gravity maps and models, perform geochemical evaluations, identify prospects and leads for further evaluation and either commit to complete the next stage of the work program detailed below in (ii) or surrender the permit;

     (ii) prior to November 26, 2000, acquire, process and interpret a minimum of 20 kilometers of onshore seismic data and 50 kilometers of offshore seismic data and either commit to complete the next stage of the work program detailed below in
          (iii) or surrender the permit;
    (iii) prior to May 26, 2001, acquire, process and interpret additional seismic data necessary to detail an onshore or offshore prospect and either commit to complete the next stage of the work program detailed below in (iv) or surrender the permit; and
     (iv) prior to November 26, 2001, drill one onshore or offshore exploration well and either commit to a satisfactory work program for the remainder of the permit term or surrender the permit.

     PEP 38339 is in good standing with respect to its work commitments. The Company's committed work program for the 1999 fiscal year requires an estimated $7,000 of exploration expenditures to be incurred.

     Refer to Note 8

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1998 and 1997

NOTE 4 - PETROLEUM AND NATURAL GAS PROPERTIES (continued)

g)   PMP 38148 Ngatoro Oil Field

     By an agreement dated December 4, 1996 and effective September 1, 1996, the Company acquired a 5% participating interest in Petroleum Mining Permit 38148 ("Ngatoro Oil Field") and in the surrounding Petroleum Prospecting License 38706 through the purchase of Ngatoro Energy Limited for $575,000 in Australian funds. The New Zealand government has reserved a royalty of the greater of 5% of net sales revenue or 20% of accounting profits from the sale of petroleum products which amounts to $10,269 (NZ$19,147) for the 1998 fiscal year. All obligatory work commitments have been completed.

     The Ngatoro Oil Field includes seven producing oil and/or gas wells.

     PMP 38148 is in good standing with respect to its work commitments. The committed work program for the 1999 fiscal year has been fulfilled.

h)   PPL 38706

     The Company has a 7.75% participating interest in Petroleum Prospecting License 38706 ("PPL 38706"). Fletcher Challenge Energy Ltd., as the operator, holds the remaining 92.25% interest in PPL 38706. Royalties payable and production permit grants for PPL 38706 are subject to the same conditions as petroleum exploration permits.

     In August 1998, the Company and the other participant were granted an extension for PPL 38706 over a portion of the original area and are required to complete a work program as follows:

     (i) prior to July 31, 1999, incorporate the results of the Tariki-2C exploration well drilled in May 1998, reprocess 300 kilometers of existing 2D seismic data, acquire, process and interpret 20 kilometers of infill 2D seismic data and either commit to complete the next stage of the work program detailed below in (ii) or surrender the permit;
     (ii) prior to July 31, 2000, drill and test one exploration well;
          and
    (iii) prior to July 31, 2001, evaluate the results of the exploration well drilled during the second year and submit a Mining License Application.

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1998 and 1997

NOTE 4 - PETROLEUM AND NATURAL GAS PROPERTIES (continued)


     PPL 38706 is in good standing with respect to its work commitments. The Company's committed work program for the 1999 fiscal year requires an estimated $112,000 of exploration expenditures to be incurred.

i)   PEP 38716

     The Company has a 19.8% participating interest in Petroleum Exploration Permit 38716 ("PEP 38716") commencing January 30, 1996. The other participants in PEP 38716 are Marabella Enterprises Ltd. (29.6%), as the operator, Australian Worldwide Exploration N.L. (25%), Antrim Oil and Gas Limited (15%), Euro-Pacific Energy Pty. Ltd. (6.6%), and Durum Cons. Energy Corp. (4%).

     The Company and the other participants have completed the work program required for the three years which included reprocessing and interpreting a minimum of 250 kilometers of existing seismic data, acquiring, processing and interpreting 30 kilometers of new seismic data, acquiring aeromagnetic data, and committing to drill one exploration well prior to June 30, 1999.

     By an agreement effective July 30, 1998 with Antrim Oil and Gas Limited ("Antrim"), the Company and one other participant agreed to assign a 15% participating interest in PEP 38716 to Antrim for a total amount of $450,000. The Company received $150,000 for assigning a 5% participating interest in PEP 38716 to Antrim.

     By an agreement effective July 1, 1997 with Australian Worldwide Exploration N.L. ("Australian Worldwide"), the participants agreed to assign a 25% participating interest in PEP 38716 to Australian Worldwide in consideration for funding 50% of the estimated dry hole costs of drilling an exploration well.

     PEP 38716 is in good standing with respect to its work commitments. The Company's committed work program for the 1999 fiscal year requires an estimated $273,000 of exploration expenditures to be incurred.

     Refer to Note 8

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1998 and 1997

NOTE 4 - PETROLEUM AND NATURAL GAS PROPERTIES (continued)

j)   PEP 38720

     The Company has a 50% participating interest in, and is the operator of, Petroleum Exploration Permit 38720 ("PEP 38720") commencing September 2, 1996. The other participant in PEP 38720 is Trans-Orient Petroleum Ltd. (50%).

     The Company and the other participant have completed the work program required for the first two and a half years which included reprocessing and interpreting a minimum of 100 kilometers of seismic data, seismic modelling, reservoir engineering and petrophysical reviews, and acquiring a minimum of 15 kilometers of new seismic data. The remaining work program requires the participants to commit by March 2, 1999 to drill one exploration well prior to September 2, 1999 and either commit to a satisfactory work program for the remainder of the permit term or surrender the permit. The participants have applied to have the commitment deadline extended to July 19, 1999.

     PEP 38720 is in good standing with respect to its work commitments. The Company's committed work program for the 1999 fiscal year requires an estimated $460,000 of exploration expenditures to be incurred.

     Refer to Note 8

k)   PEP 38723

     The Company has a 40% participating interest in, and is the operator of, Petroleum Exploration Permit 38723 ("PEP 38723") commencing October 30, 1997. The other participants in PEP 38723 are Trans-Orient Petroleum Ltd. (40%) and Gondwana Energy, Ltd. (20%).

     The Company and the other participants have completed the work program required to January 30, 1999 which included reprocessing and interpreting a minimum of 50 kilometers of seismic data. The remaining work program requires the participants to collect a minimum of six kilometers of 3D seismic data or equivalent 2D swathe coverage prior to April 30, 2000 and either commit by April 30, 2000 to drill an exploration well by October 30, 2000 or surrender the permit.
                                F-19

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1998 and 1997

NOTE 4 - PETROLEUM AND NATURAL GAS PROPERTIES (continued)

     PEP 38723 is in good standing with respect to its work commitments. The Company's committed work program for the 1999 fiscal year requires an estimated $63,000 of exploration expenditures to be incurred.

     Refer to Note 8

AUSTRALIA

Offshore exploration permits granted in Australia provide for the exclusive right to explore for petroleum for an initial term of six years, renewable for an unlimited number of five-year terms over one-half of the remaining area at each renewal. The participants are allowed to exceed the committed work programs for the permits or apply for extensions or reductions of such work programs for any particular year. Any production permits granted will be for a term of 21 years from the date of issue, renewable for a further 21 years. In addition to general Australian taxation provisions, most offshore permits, including all of the Company's Australian permits, are subject to Petroleum Resource Rent Taxation at the rate of 40% on a project's net income after deduction of allowable project and exploration expenditures, with undeducted exploration expenditures compounded forward at the Long-term Bank Rate ("LTBR") plus 15% and project expenditures at LTBR plus 5%.

l)   AC/P19

     The Company has a 65% participating interest in, and is the operator of, Ashmore-Cartier Permit 19 ("AC/P19") commencing May 30, 1997. The other participant in AC/P19 is Mosaic Oil N.L. (35%). A third party has the right to acquire a 5% participating interest in AC/P19.

     The Company and the other participant have completed the work program required for the first two years which included mapping, seismic data analysis, and delineating prospects and leads. The remaining work program requires the participants to complete the following:

     (i) prior to May 30, 2000, conduct a 300 kilometer 2D or 70 square kilometer 3D seismic grid;
     (ii) prior to May 30, 2001, acquire, process and interpret additional seismic data;

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1998 and 1997

NOTE 4 - PETROLEUM AND NATURAL GAS PROPERTIES (continued)

    (iii) prior to May 30, 2002, drill one exploration well; and
     (iv) prior to May 30, 2003, reinterpret and evaluate results.

     The participants have the right to withdraw from AC/P19 at the end of each year's work program starting in the third year.

     AC/P19 is in good standing with respect to its work commitments. The Company's committed work program for the 1999 fiscal year requires an estimated $246,000 of exploration expenditures to be incurred.

m)   VIC/P39

     The Company has a 33% participating interest in Victoria/P39 ("VIC/P39") commencing July 31, 1997. The other participants in VIC/P39 are Mosaic Oil N.L. (34%), as the operator, and Euro-Pacific Energy Pty. Ltd. (33%). A third party has the right to acquire a 5% participating interest in VIC/P39.

     The Company and the other participants are required to complete a work program as follows:

     (i) prior to July 31, 1999, acquire, process and interpret 500 kilometers of 2D seismic data;
     (ii) prior to July 31, 2000, drill one exploration well;
    (iii) prior to July 31, 2001, collate and reprocess seismic data;
     (iv) prior to July 31, 2002, acquire, process and interpret a further 500 kilometers of 2D seismic data; and
     (v)  prior to July 31, 2003, drill a second exploration well.


     The participants have the right to withdraw from VIC/P39 at the end of each year's work program starting in the third year.

     VIC/P39 is in good standing with respect to its work commitments. However, due to negative results obtained from studies of VIC/P39, the participants are currently renegotiating the license obligations with the possibility of surrendering the license. Accordingly, the Company has written off VIC/P39 in its entirety.

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1998 and 1997

NOTE 4 - PETROLEUM AND NATURAL GAS PROPERTIES (continued)


     The Company's committed work program for the 1999 fiscal year requires an estimated $184,000 of exploration expenditures to be incurred.

n)   WA-199-P

     By an agreement effective September 15, 1997 with Boral Energy Resources Limited, the Company acquired a 5% participating interest in Permit Western Australia-199-P ("WA-199-P") by funding 10% of the costs of drilling the Kittiwake-1 exploration well in March 1998 to a maximum of $850,000 in Australian funds. The other participants in WA-199-P are Boral Energy Resources Limited (24.869%), as the operator, Santos (BOL) Pty. Ltd. (38.712%), Petroz NL (11.392%), Asisun Pty. Ltd. (10.027%) and TAP Oil NL (10%).

     Due to the negative result of the Kittiwake-1 exploration well, the participants surrendered the license in September 1998.
     Accordingly, the Company has written off WA-199-P in its entirety.

PEOPLE'S REPUBLIC OF CHINA

o)   Nanling-Wuwei Blocks

     By a Joint Study Agreement dated March 18, 1996 with China
     National Oil and Gas Exploration and Development Corp. ("CNODC"), the Company has a 50% participating interest to study the Nanling and Wuwei Blocks ("the Blocks"). The other participant in the Blocks is Moondance Energy Limited (50%).

     A detailed technical evaluation of the Blocks, including seismic data reprocessing and remapping, investigating field geology, and conducting an economic evaluation, was completed by June 30, 1997 after which the Joint Study Agreement expired.

     The Company has the exclusive right to obtain partners to enter into a Production Sharing Contract by July 1999.

     The Company's committed work program for the 1999 fiscal year requires an estimated $48,000 of exploration expenditures to be incurred.
                                F-22

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1998 and 1997

NOTE 4 - PETROLEUM AND NATURAL GAS PROPERTIES (continued)

PAPUA NEW GUINEA

p)   PPL 192

     The Company has a 40% participating interest in, and is the operator of, Petroleum Prospecting License No. 192 ("PPL 192"). PPL 192 grants the exclusive right to explore for petroleum for an initial term of six years commencing January 28, 1997, extendable for a further five years over one-half of the original area, and the right to enter into a Petroleum Agreement upon a discovery. The Petroleum Agreement provides the right to produce any oil and gas discovered for a period of up to 30 years from discovery, subject to a maximum 22.5% participating interest that can be acquired by the Government of Papua New Guinea and a 2% participating interest that can be acquired by local landowners. The other participants in PPL 192 are Trans-Orient Petroleum Ltd. (20%), Durum Cons. Energy Corp. (20%) and Mosaic Oil N.L. (20%).

     The Company and the other participants have completed the work program required for the first two years which included reprocessing and interpreting a minimum of 200 kilometers of existing seismic data, conducting field and environmental reviews and engineering and economic analyses, and producing a prospect and lead ranking report. The remaining work program requires the participants to complete the following:

     (i) prior to January 28, 2000, complete a work program which includes acquiring, processing and interpreting 50 kilometers of new seismic data;
     (ii) prior to January 28, 2001, drill one exploration well. In addition, the participants must commit to a minimum work program prior to November 28, 2000 for the fifth and sixth years, or surrender the permit;
    (iii) prior to January 28, 2002, complete a work program which includes acquiring 400 kilometers of new 2D or equivalent 3D seismic data; and
     (iv) prior to January 28, 2003, drill a second exploration well.

     PPL 192 is in good standing with respect to its work commitments. The Company's committed work program for the 1999 fiscal year requires an estimated $210,000 of exploration expenditures to be incurred.

     Refer to Note 8

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1998 and 1997

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are comprised as follows:

                                   1998                1997
                              Accumulated    Net Book  Net Book
                    Cost      Amortization   Value     Value

Office equipment    $ 181,603 $ 47,527       $ 134,076 $ 113,973
Automobile              5,043    5,043              -      1,271
                    --------- --------       --------- ---------
                    $ 186,646 $ 52,570       $ 134,076 $ 115,244
                    ========= ========       ========= =========

NOTE 6   CAPITAL STOCK

a)   Authorized and Issued Share Capital

     The authorized share capital of the Company is 100,000,000 shares of common stock without par value. At December 31, 1998 and 1997, there were 28,262,398 shares of common stock issued and outstanding.

b)   Incentive Stock Options

     The Company applies Accounting Principles Board Opinion No. 25:
     Accounting for Stock Issued to Employees ("APB 25") to account for all stock options granted. Further, Statement of Financial
     Accounting Standards No. 123: Accounting for Stock-Based
     Compensation ("SFAS 123") requires additional disclosure to reflect the results of the Company had it elected to follow SFAS 123.

     SFAS 123 requires a fair value based method of accounting for stock options using the Black-Scholes option pricing model and other existing models. These models were developed for use in estimating the fair value of traded options and require the input of and are highly sensitive to subjective assumptions including the expected stock price volatility. The stock options granted by the Company have characteristics significantly different from those of traded options. In the opinion of management, the existing models do not provide a reliable single measure of the fair value of stock options granted by the Company.

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1998 and 1997

NOTE 6 - CAPITAL STOCK

     In accordance with SFAS 123, the following is a summary of the changes in the Company's stock options for the 1998, 1997, and 1996 fiscal years:

               1998                1997                1996
                         Weighted            Weighted            Weighted
                         Average             Average             Average
               Number    Exercise  Number    Exercise  Number    Exercise
Fixed Options  of Shares Price     of Shares Price     of Shares Price

Balance at
 beginning
  of year      2,098,000  $2.50   1,949,000  $4.05     912,000   $0.26

Granted               -      -      570,000  $2.52   5,161,000   $3.23
Exercised             -      -     (279,000) $2.34  (3,419,000)  $2.23
Expired/
 cancelled    (1,032,000) $2.50    (142,000) $0.60    (705,000)   $3.21
              ----------  -----   ---------  -----  ----------    -----
Outstanding and
 exercisable at
 end of year   1,066,000  $2.51   2,098,000  $2.50   1,949,000    $4.05
               =========  =====   =========  =====  ==========    =====

Weighted-average fair
 value of options granted
 during the year          $  -               $1.16                $1.52
                          -----              -----                -----

There were no stock options granted during the 1998 fiscal year thus no weighted-average fair value has been assigned. The weighted-average fair values for stock options granted during the 1997 and 1996 fiscal years were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.23% for 1997 and 5.58% for 1996; volatility factors of the expected market price of the Company's common stock of
0.66 for 1997 and 1.08 for 1996; no expected dividends; and option lives of 1.64 years for 1997 and 0.72 for 1996. Certain stock options granted during the 1997 and 1996 fiscal years to purchase a total of 1,632,000 shares exercisable at a weighted-average price of $2.93 per share have been excluded from the fair value calculations as these stock options were subsequently cancelled or expired without exercise. The following is a summary of the Company's net loss and basic and diluted loss per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied for the 1998, 1997, and 1996 fiscal years:

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1998 and 1997

NOTE 6 - CAPITAL STOCK (continued)


      1998                    1997                    1996
      As         Pro          As         Pro          As         Pro
      Reported   Forma        Reported   Forma        Reported   Forma

Net loss
 for the
 year $(879,688) $(1,008,688) $(738,377) $(1,346,697) $(885,273) $(6,310,509)
      =========  ===========  =========  ===========  =========  ===========
Basic and
 diluted
 loss per
 share $  (0.03) $     (0.04) $   (0.03) $     (0.05) $  (0.04) $     (0.26)
       --------  -----------  ---------  -----------  --------  -----------

     The following incentive stock options are outstanding at December
     31, 1998:

     Number of Shares    Price per Share     Expiry Date

      50,000             $  2.50             March 25, 1999
       6,000             $  3.00             May 12, 1999
      10,000             $  3.125            May 22, 1999
     300,000             $  2.50             May 13, 2000
     700,000             $  2.50             October 30, 2000

     During the 1998 fiscal year, stock options to purchase 832,000 shares exercisable at a price of $2.50 per share until May 13, 1998 were amended to 300,000 shares exercisable at a price of $2.50 per share until May 13, 2000 and stock options to purchase 700,000 shares exercisable at a price of $2.50 per share until October 30, 1998 were extended to October 30, 2000. Additionally, stock options to purchase 500,000 shares exercisable at a price of $2.50 per share until March 25, 1999 were cancelled.

     During the 1997 fiscal year, stock options to purchase 1,082,000 shares exercisable at a price of Cdn$5.33 per share until May 13, 1998 were amended to 1,082,000 shares exercisable at a price of $2.50 per share until May 13, 1998 and stock options to purchase 700,000 shares exercisable at a price of $5.13 per share until October 30, 1998 were amended to 700,000 shares exercisable at a price of $2.50 per share until October 30, 1998. Additionally, stock options to purchase 142,000 shares exercisable at a price of Cdn$0.84 per share until December 31, 1997 expired.

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1998 and 1997

NOTE 6 - CAPITAL STOCK (continued)

c)   Share Purchase Warrants

     The following share purchase warrants are outstanding at December
     31, 1998:

     Number of Shares    Price per Share     Expiry Date

       950,000           Cdn$3.485           May 27, 1999
     1,000,000           $2.00/$2.10         July 3, 1999/2000

     During the 1998 fiscal year, share purchase warrants to acquire 950,000 shares exercisable at a price of Cdn$3.485 until May 27, 1998 were extended to May 27, 1999.

d)   Escrow Shares

     During the 1998 fiscal year, 1,406,250 shares at a price of Cdn$0.003, subject to escrow restrictions, were cancelled. To replace these cancelled escrow shares, 1,406,250 shares at a price of Cdn$.01 per share were issued by private placements.

NOTE 7   LOSS PER SHARE

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128: Earnings per Share ("SFAS 128") effective for fiscal periods ending after December 15, 1997 and requiring restatement of all prior period earnings per share data.
SFAS 128 replaces the presentation of primary earnings per share ("EPS") with a presentation of both basic and diluted EPS for all entities with complex capital structures including a reconciliation of each numerator and denominator. Basic EPS excludes dilutive securities and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if dilutive securities were converted into common stock and is computed similarly to fully-diluted EPS pursuant to previous accounting pronouncements. Shares held in escrow are excluded from the weighted-average number of common stock outstanding until the shares are released for trading. SFAS 128 applies equally to loss per share presentations.

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1998 and 1997

NOTE 7 - LOSS PER SHARE (continued)

A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations follows:

                              1998      1997      1996

Basic and Diluted Loss per
  Share Computation

Numerator, net loss
 for the year                 $ (879,688)    $ (738,377)    $ (885,273)
                              ----------     ----------     ----------
Denominator:
Weighted-average number of
  common shares outstanding   27,861,713     26,176,186     23,873,549
                              ----------     ----------     ----------
Basic and diluted
 loss per share               $    (0.03)    $    (0.03)    $    (0.04)
                              ----------     ----------     ----------

For the years ended December 31, 1998, 1997 and 1996, stock options and warrants have not been included in the computation of diluted loss per share. The inclusion of these securities would be antidilutive as net losses were incurred for these years.

NOTE 8 - RELATED PARTY TRANSACTIONS

The following are related party transactions not disclosed elsewhere in these financial statements.

a)   Due from Related Companies

     As at December 31, 1998, the Company is owed a total amount of $46,161 (December 31, 1997 - $152,373) by certain public companies with directors, officers and principal shareholders in common with the Company.

b)   Consulting and Management Agreements

     The Company is of the view that the amounts incurred for services provided by related parties approximates what the Company would incur to non-arms length parties for the same services.

     During the 1998 fiscal year, the Company paid $57,123 (1997 fiscal year - $132,214) in consulting fees and $19,480 (1997 fiscal year
       Nil) in rent to the President of the Company.

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1998 and 1997

NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

     During the 1997 fiscal year, a consulting agreement between the Company and a private company owned by a former director of the Company was cancelled. A total of $12,820 was paid by the Company during the 1997 fiscal year.

c)   Petroleum and Natural Gas Properties

     Certain participants of petroleum and natural gas properties have directors, officers and principal shareholders in common with the Company. These participants are Trans-Orient Petroleum Ltd., Durum Cons. Energy Corp. (formerly Durum Energy Corp.), AMG Oil Ltd. (formerly Trans New Zealand Oil Company), and Gondwana Energy, Ltd.

     Refer to Note 4

d)   Private Placement and Stock Option

     By an agreement dated June 25, 1998, the Company purchased 1,000,000 shares of AMG Oil Ltd. at a price of $0.25 per share and was granted a stock option to purchase a further 1,000,000 shares of AMG Oil Ltd. at a price of $0.50 per share expiring on July 31, 2000. AMG Oil Ltd. (formerly Trans New Zealand Oil Company) is a public company with directors, officers and principal shareholders in common with the Company.

     Refer to Note 3

NOTE 9 - INCOME TAXES

There are no income taxes payable for the 1998 and 1997 fiscal years. The Company has approximately Cdn$1.6 million (1997 - Cdn$1.5 million) of resource and other unused tax pools to offset future taxable income derived in Canada. In addition, the Company has non-capital losses of Cdn$1,130,900 available for future deductions from taxable income derived in Canada, which expire as follows:

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1998 and 1997

NOTE 9 - INCOME TAXES (continued)



               2000      Cdn$    10,071
               2001              52,731
               2002             251,664
               2003             662,559
               2004             153,875
                         --------------
                         Cdn$ 1,130,900
                         --------------

The Company also has losses and deductions of approximately NZ$6.4 million (1997 - NZ$3.5 million) available to offset future taxable income in New Zealand, Australia, Papua New Guinea and People's
Republic of China.

The benefits of these excess resource tax pools and non-capital loss carryforwards have not been recognized in these financial statements as there is sufficient uncertainty regarding the realizability of such benefits. Additionally, it is expected that any income tax effects arising from the realization of accumulated other comprehensive income will be offset by application of these excess resource tax pools and non-capital loss carryforwards.

NOTE 10 - COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current year's presentation.

NOTE 11 - SUBSEQUENT EVENT

The Company has a 40% participating interest in, and is the operator of, an application for a Petroleum Prospecting License No. 215 ("PPL 215") over an area adjacent to PPL 192. The other participants in the PPL 215 are Trans-Orient Petroleum Ltd. (40%) and Mosaic Oil N.L. (20%). In January 1999, PPL 215 was offered by the Papua New Guinea government and awaits formal acceptance by the participants, upon which PPL 215 will be awarded to the Company and the other participants of the application.

INDO-PACIFIC ENERGY LTD.
Consolidated Schedule of General and Administrative Expenses
(Expressed in United States Dollars)
For the Years Ended December 31, 1998 and 1997

For the Years Ended December 31,   1998      1997           1996

GENERAL AND ADMINISTRATIVE
  EXPENSES

Accounting and audit               $  43,576 $    54,165    $    11,776
Compensation expense (recovery)     (129,000)    286,080        694,630
Consulting fees (Note 8)              44,081     150,298         27,346
Corporate relations and development   57,938      71,548         51,964
Directors' fees                           -           -             734
Filing and transfer agency fees       11,413       9,803         28,360
Foreign exchange loss                 14,771     239,713         56,437
Legal fees                           113,101      61,395         39,503
Management fees                           -           -          11,591
Office and miscellaneous             127,988      68,614         75,188
Printing                             109,453     104,901         65,710
Rent                                  70,132      33,791          9,205
Telephone                             51,176      23,005         24,968
Travel                                54,470     101,567         15,594
Wages and benefits                    64,922      31,879         23,516
Write-off of incorporation costs          -           -             867
Recovery of general and
  administrative expenses           (123,637)         -              -
                                   --------- -----------    -----------
                                   $ 510,384 $ 1,236,759    $ 1,137,389
                                   ========= ===========    ===========

   SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                (EXPRESSED IN UNITED STATES DOLLARS)

                          DECEMBER 31,1998
                (Unaudited - Prepared by Management)

                      INDO-PACIFIC ENERGY LTD.
   SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                (EXPRESSED IN UNITED STATES DOLLARS)

                       AS AT DECEMBER 31,1998
                (Unaudited - Prepared by Management)

PROVED PETROLEUM AND NATURAL GAS RESERVE QUANTITIES

                              December 31,   December 31,   December
                                                            31,
                              1998           1997           1996

PETROLEUM RESERVES
Proved developed reserves, end of period
 Oil (barrels)                90,000         110,500         70,000
 Gas (billion cubic feet)       0.13            0,17           0,17
 Proved reserves, end of period
 Oil (barrels)                90,000         110,500        145,000
 Gas (billion cubic feet)       0,13            0.40           0.40

All petroleum and natural gas reserves are located in New Zealand.

Petroleum and natural gas reserves cannot be measured exactly. Reserve estimates are based on many factors related to reservoir performance which require evaluation by engineers interpreting available data, as well as price, costs and other economic factors. The reliability of these estimates at any point in time depends on both the quality and quantity of the technical and economic data, the production performance of the reservoirs as well as extensive engineering judgement. Consequently, reserve estimates are subject to revision as additional data becomes available during the producing life of a reservoir. When a commercial reservoir is discovered, proved reserves are initially determined based on only limited data from the first well or wells. Further drilling may better define the extent of the reservoir and additional production performance, well tests and engineering studies will likely improve the reliability of the estimate.

Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved reserves are reserves which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reserves under existing economic and operating conditions. Reserves are considered proved if economic producibility is supported by either production or conclusive formation tests.

                      INDO-PACIFIC ENERGY LTD.
   SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                (EXPRESSED IN UNITED STATES DOLLARS)

                       AS AT DECEMBER 31,1998
                (Unaudited - Prepared by Management)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

                         December 31,   December 31,   December 31,
                              1998           1997           1996
Future cash inflows           $1,222,000     $1,493,878     $ 850,040

Future production and
 development costs to
 abandonment at December
 31, 2003                        644,500        639,322       314,576
Future income taxes                   -              -             -
                              ----------     ----------     ---------
                                 577,500        854,556      535,464
Discount at 10% annual
 rate for estimated timing
 of cash flows                   117,000        169,983        54,025
                              ----------     ----------     ---------
                              $  460,500     $  684,573     $ 481,439
                              ==========     ==========     =========

Undiscounted future net cash flows from proved producing oil and natural gas reserves is largely based on information provided by in-house reserve calculations. A discount factor of 10% was applied to estimated future cash flows to compute the estimated present value of proved oil and natural gas reserves. This valuation procedure does not necessarily result in an estimate of the fair market value of the Company's oil and natural gas properties.

There has been no provision for income taxes, as the Company has resource and other unused tax pools to offset future taxable income,

The only change in the standardized measure of future cash flows from production has been due to the purchase of Ngatoro Energy Limited (formerly Minora Energy (New Zealand) Limited), a company whose sole asset was a 5% interest in the producing Ngatoro oil field. This is the only interest the Company holds in a proven oil property. The standardized measure calculation for the property, at December 31, 1998, was $460,500 as compared to the Net Book Value of $417,435.

                      INDO-PACIFIC ENERGY LTD.

           RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES
                (EXPRESSED IN UNITED STATES DOLLARS)

                FOR THE YEAR ENDED DECEMBER 31,1998
                (Unaudited - Prepared by Management)

                                                            New
                                                  Total     Zealand
REVENUES
Petroleum and natural gas                         $ 234,168 $ 234,168
                                                  --------- ---------
Amortization and depletion                          148,875   148,875
Production costs                                    129,781   129,781
Royalties                                            10,269    10,269
Write-down of petroleum properties                  836,532       245
                                                  --------- ---------
                                                  1,125,457   289,170
                                                  --------- ---------
RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES
 (excluding corporate overhead and
  interest costs)                                 (891,289)  (55,002)
                                                  --------  ---------
LICENCE SALES

Revenue                                            150,000    150,000
Cost associated with interest sold                 (78,612)  (78,612)
                                                  --------  ---------
Net increase from sales of licence interest         71,388     71,388
                                                  --------  ---------
Total                                             $(819,901)$  16,386
                                                  ========= =========

ITEM 9.

     There have been no disagreements on accounting and financial disclosures during the last three fiscal years to the date of this annual report.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The names, municipality of residence, age and position held of the directors and officers of the Registrant are as follows:

Name                     Age       Position Held

Dr. David Bennett[1]     53        President, Chief Executive Officer
                                   and Director

Ronald Bertuzzi[1][2]    62        Director

Alex P. Guidi            40        Chairman of the Board
                                   and Director

Brad J. Holland (1)      42        Director

Mark Katsumata           33        Secretary

[1]  Member of audit committee.

[2]  Appointed on March 31, 1998.

     Dr. David Bennett has been a member of the board of directors and an officer since October, 1996. Dr. Bennett received a Bachelor of Arts (Natural Sciences) from Cambridge University in 1968 and a Master of Science in Exploration Geophysics from the University of Leeds in 1969. In 1973, Dr. Bennett received his doctorate in Geophysics from the Australian National University and from 1973 to 1975 conducted post-doctoral research at the University of Texas (Dallas). From 1975 to 1977, Dr. Bennett was a post-doctoral fellow and lecturer at the University of Wellington, New Zealand. From 1977 to 1982, Dr. Bennett was employed by the Department of Scientific and Industrial Research, Government of New Zealand and from 1982 to 1994 was employed as geophysicist, exploration manager and finally general manager by New Zealand Oil and Gas Ltd. Dr. Bennett was an independent consultant from 1994 to 1996 when he joined the Registrant and other associated companies. Dr. Bennett has been the president and a member of the board of directors of the Registrant since October, 1996. Since November, 1996, Dr. Bennett has been a member of the board of directors, and since April, 1997 the president, of Trans-Orient Petroleum Ltd., since April, 1997 a member of the board of directors and president of Durum Cons. Energy Corp. and since June 25, 1998 a member of the board of directors of AMG Oil Ltd.

     Mr. Bertuzzi was a member of the board of directors from October 2, 1992 to October 30, 1996 and was appointed on March 31, 1998 to fill the vacancy resulting from the passing of Mr. John Holland. Mr. Bertuzzi received a Bachelor of Arts from the University of British Columbia in 1965 and has worked in the medical sales and product development industries since that time. Mr. Bertuzzi is a member of the board of directors of several companies, including AMG Oil Ltd., of which he is president, and Gondwana Energy, Ltd., of which he is a member of the Board of Directors.

     Mr. Alex Guidi has been a member of the board of directors and an officer since October, 1996. Mr. Guidi has been involved in public markets since 1985 and since 1989 in the oil and gas sector. Mr. Guidi has organized and financed several oil and gas companies. Mr. Guidi has been chairman of the board and a member of the board of directors of the Registrant since October, 1996. From July, 1988 to December, 1995, Mr. Guidi was a member of the board of directors of Trans-Orient Petroleum Ltd. and was elected a member of the board of directors on January 28, 1998 and chairman on April 22, 1998. From December, 1990 to May, 1996, Mr. Guidi was a member of the board of directors of Durum Cons. Energy Corp. and was president from August, 1992 to May, 1996. From August 6, 1997 Mr. Guidi has been a member of the board of directors of AMG Oil Ltd.

     Mr. Brad Holland was a member of the board of directors from May 1996 to February 1997, an officer from February 1997 to October 15, 1997 and was appointed a member of the board on October 15, 1997. Mr. Holland received a Bachelor of Science in Chemical Engineering from the University of Alberta in 1979. Mr. Holland was initially employed for two years by John Holland Consultants Ltd. in property valuation, production management, evaluation and financing for production acquisition. From 1982 to 1988, Mr. Holland was employed by Canadian Western Natural Gas, a natural gas utility. From 1988 to 1992, Mr. Holland was employed as a senior project engineer with Nova Corp. where he was responsible for the design and construction of large diameter pipeline projects. Since 1992, Mr. Holland has been employed by ARAMCO in Saudi Arabia in the construction of pipelines.

     Mr. Mark Katsumata was a director and officer from December, 1994 to November, 1995 and an officer from November, 1995 to February, 1997. Mr. Katsumata was appointed Secretary on October 15, 1997. Mr. Katsumata is a certified general accountant who was in public practice from 1990 to 1994 in Vancouver, B.C. In 1994 Mr. Katsumata joined the Registrant. Mr. Katsumata is also the secretary of Trans-Orient Petroleum Ltd., Durum Cons. Energy Corp., AMG Oil Ltd. and Gondwana Energy, Ltd.

     All directors have a term of office expiring at the next annual general meeting of the Registrant to be scheduled in June 1999 unless re-elected or unless a director's office is earlier vacated in accordance with the by-laws of the Registrant or the provisions of the Business Corporations Act (Yukon). All officers have a term of office lasting until their removal or replacement by the board of directors.

Consultants

     The principal consultants engaged by the Registrant are Mr. Alan Hart, Dr. Bruce Morris, Mr. Roger Brand, Mr. David Francis, Mr. Carey Mills and Mr. Tian Xitai.

     Mr. Hart holds graduate degrees in geology from the University of Texas and has 23 years of industry experience. Mr. Hart worked on petroleum projects for Hunt Oil Company and later with Atlantic Richfield International in North and West Africa, Central America, Southeast Asia, Australia and New Zealand. Mr. Hart served for six years as exploration manager of Arco International's Jakarta-based companies which, during his tenure, added one trillion cubic feet of gas and 156 million barrels of oil to the reserve base.

     Dr. Morris trained and lectured as a sedimentologist at University of Victoria (New Zealand). Over the last nine years, he has been involved in remote oilfield operations in Papua New Guinea, and with exploration in the Taranaki and East Coast Basin of New Zealand. Dr. Morris has also worked as a well site geologist for Exxon in the Gippsland Basin, Australia.

     Mr. Brand has over 20 years experience in the oil industry. After graduating from Oxford University (United Kingdom) in 1974, he worked for British Petroleum as a geologist in the North Sea and onshore United Kingdom. Following a move to New Zealand in 1982, Mr. Brand served as Chief Geologist for New Zealand Oil and Gas Ltd. for three years. Since 1986, he has conducted a variety of exploration assessments and prospect valuations for major and minor oil companies based in New Zealand, Australia and Papua New Guinea. His main interests lie in the definition of hydrocarbon plays in New Zealand's Taranaki Basin.

     Mr. Francis is a highly experienced field geologist with over 15 years specialist activity in New Zealand's East Coast Basin. He has completed numerous scientific papers and company reports detailing East Coast petroleum geology.

     Mr. Mills provides the group with a broad range of capabilities. Before joining the Registrant, Mr. Mills worked as a petrophysisist for Exxon on the West Tuna Field in the Gippsland Basin, Australia, on the Moran discovery in Papua New Guinea and had other responsibilities.

     Mr Tian Xi Tai brings expertise in seismic field acquisition and data processing, and provides interpretation and liaison services on the Nanling-Wuwei project. A geophysicist with a Master of Science from Stanford University (California), Mr. Tian has worked for such companies as Fletcher Challenge Energy Ltd. and China National
Petroleum Corporation.

Indemnification of Directors and Officers

     Except with respect to an action by the Registrant to obtain a judgment, the constating documents of the Registrant provide for the indemnification of any director, officer, employee or agent of the Registrant if the person acted honestly and in good faith with a view to the best interests of the Registrant and, with respect to any criminal action or administrative proceeding, had reasonable grounds to believe that his action was lawful. The Registrant has not, however, entered into any agreement with a director and officer providing for the grant of a covenant of indemnity by the Registrant pursuant to this provision in the constating documents of the Registrant.

     With respect to an action to obtain a judgment, the Registrant is required under the Business Corporations Act (Yukon) before performing its obligation to indemnify to obtain the approval of the Supreme Court (Yukon) of the indemnity and any payment to be made in connection with the indemnity.

     To date, no agreements to contractually provide indemnities have been executed and delivered.

Indemnification of Directors and Officers

     Except with respect to an action by the Registrant to obtain a judgment, the constating documents of the Registrant provide for the indemnification of any director, officer, employee or agent of the Registrant if the person acted honestly and in good faith with a view to the best interests of the Registrant and, with respect to any criminal action or administrative proceeding, had reasonable grounds to believe that his action was lawful. The Registrant has not, however, entered into any agreement with a director and officer providing for the grant of a covenant of indemnity by the Registrant pursuant to this provision in the constating documents of the Registrant.

     With respect to an action to obtain a judgment, the Registrant is required under the Business Corporations Act (Yukon) before performing its obligation to indemnify to obtain the approval of the Supreme Court (Yukon) of the indemnity and any payment to be made in connection with the indemnity.

     To date, no agreements to contractually provide indemnities have been executed and delivered.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

     Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors and persons who own more than ten percent of a registered class of a company's equity securities to file initial reports of beneficial ownership and to report changes in ownership of those securities with the Securities and Exchange Commission. They are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of Forms 3, 4 and 5 furnished to the Company or written representations that no other transactions were required, the Company has determined that the pertinent officers, directors and principal shareholders have complied with all applicable Section 16(a) requirements during fiscal 1998.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the period indicated:

                       SUMMARY COMPENSATION TABLE

                                            Long Term Compensation
                Annual  Compensation                Awards        Payouts
(a)       (b)  (c)       (d)  (e)       (f)             (g)       (h)  (i)
Name                          Other     Restricted                LTIP All
and                           Annual    Stock                     Pay- Other
Principal      $        $     Compen    Awards          Options/  Outs Compen
Position  Year Salary   Bonus sation($) $               SAR's(#)  ($)  sation$
          December 31
David Bennett
 President 1998 $ -0-    $0   $ 57,123  $  560,936[1]         0   $0   $0
 CEO and   1997 $ -0-    $0   $132,214  $        0      200,000   $0   $0
 Director  1996 $ -0-    $0   $ 79,992  $        0      200,000   $0   $0

Ronald Bertuzzi
  Director 1998 $ -0-    $0   $0        $        0            0   $0   $0
           1997 $ -0-    $0   $0        $        0            0   $0   $0
           1996 $ -0-    $0   $0        $        0      600,000   $0   $0
Alex P.
  Guidi
 Director 1998  $ -0-    $0   $0        $2,944,914[1]         0   $0   $0
          1997  $ -0-    $0   $0        $        0      500,000   $0   $0
          1996  $ -0-    $0   $0        $        0      500,000   $0   $0
Brad J.
 Holland  1998  $ -0-    $0   $0        $        0            0   $0   $0
 Director 1997  $ -0-    $0   $0        $        0    1,082,000   $0   $0
          1996  $ -0-    $0   $0        $        0    1,122,000   $0   $0









Mark
 Katsumata
 Secretary1998  $ -0-    $0   $0        $        0            0   $0   $0
          1997  $ -0-    $0   $0        $        0       10,000   $0   $0
          1996  $ -0-    $0   $0        $        0            0   $0   $0

[1] In fiscal 1998, 1,406,250 shares held in escrow and previously issued for CDN$4,688 in 1994 were cancelled. International Resource Management Corporation, a private company wholly-owned by Alex Guidi, held 1,361,250 of these shares with the remaining 45,000 shares held by two former directors. To replace the cancelled shares, 1,406,250 shares for total proceeds of CDN$14,063 were reallocated through private placements to International Resource Management Corporation as to 1,181,250 shares and to the DJ and JM Bennett Family Trust as to 225,000 shares.

Cash Compensation.

     During the year ended December 31, 1998 the Registrant had two executive officers: David Bennett, president and chief executive officer and Alex Guidi, chairman of the board. The aggregate cash compensation paid or payable by the Registrant and its subsidiaries to its executive officers during the year ended December 31, 1998 was $57,123 all of which was compensation paid to Dr. Bennett.

     During the year ended December 31, 1997 the Registrant had two executive officers: David Bennett, president and chief executive officer and Alex Guidi, chairman of the board. The aggregate cash compensation paid or payable by the Registrant and its subsidiaries to its executive officers during the year ended December 31, 1997 was $132,214 all of which was compensation paid to Dr. Bennett.

     During the year ended December 31, 1996 the Registrant had three executive officers: David Bennett, president and chief executive officer; Alex Guidi, chairman of the board; and John Holland, a former president and chief executive officer. The aggregate cash compensation paid or payable by the Registrant and its subsidiaries to its executive officers during the year ending December 31, 1996 was $80,092.

Compensation of Directors.

     The Company's Board of Directors unanimously resolved that members receive no compensation for their services, however, they are reimbursed for travel expenses incurred in serving on the Board of Directors.

     No other cash compensation, including salaries, fees, commissions, and bonuses, was paid or is to be paid to the directors and officers of the Registrant for services rendered for the financial years ended December 31, 1998 or 1997, nor was any remuneration paid to the Registrant's directors in their capacity as such.

     No profit sharing, pension or retirement benefit plans have been instituted by the Registrant and none are proposed at this time. There are no arrangements for payments on termination of any member of management in the event of a change of control.

Aggregated Option/SAR Exercises and Fiscal 1998 Year-End Option/SAR
Value Table.

     The following table sets forth certain information with respect to each exercise of stock options and SARs during fiscal 1998 by each of the Named Executive Officers, and the fiscal 1998 year-end value of unexercised options and SARs. The dollar values are calculated by determining the difference between the exercise or base price of the options and the fair market value of the underlying stock at the time of exercise and at fiscal year-end if unexercised, respectively. The unexercised options, some of which may be exercisable, have not been exercised and it is possible they might never be exercised. Actual gains realized, if any, on stock option exercises and common stock holdings are dependent on the future performance and value of the Common Stock and overall stock market conditions. There can be no assurance that the projected gains and values shown in this Table will be realized.



           AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1998
            AND OPTION/SAR VALUES AT DECEMBER 31, 1998

                                 Number of Securities     Value of Unexercised
                                 Underlying Unexercised   In-the-Money at FY-End
                                 Options/SARs Options/SARs (#) at FY-END ($)
         Shares         Dollar
         Acquired       Value    Exercisable/             Exercisable/
Name     on Exercise(#) Realized Unexercisable            Unexercisable
______________________________________________________________________________
David
 Bennett    0                0        200,000                  N/A

Alex
 Guidi      0                0        500,000                  N/A

Brad
 Holland    0                0        300,000                  N/A

Mark
 Katsumata  0                0          6,000                  N/A

Long-Term Incentive Plan Awards.

     The Company does not have any formalized long-term incentive plans, excluding restricted stock, stock option and SAR plans, which provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to financial performance of the Company or an affiliate, the Company's stock price, or any other measure.

     There were no directors' or senior officers' options exercised in the year ended December 31, 1998. The aggregate value of directors' and senior officers' options exercised below the market price of the shares at the time of exercise for the year ended December 31, 1997 was $570,660 and for the year ended December 31, 1996 was $2,365,008. These benefits are calculated as the difference between the market price and option exercise price on the date of exercise. Actual proceeds of the disposition will usually vary from the date of the exercise to the date of actual disposition of such shares.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

Beneficial Holders of More Than Five Percent of Outstanding Shares

     The following schedule sets forth the Common Stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director, individual, and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and address    Number of                          Percent
of owner            Shares         Position            of Class

David Bennett[1]      225,000      President, CEO       0.80%
Karori, Wellington                 and Director
New Zealand

Ronald Bertuzzi         1,790      Director             0.01%
Vancouver, BC
Canada

Alex Guidi          5,724,076      Chairman of Board   20.25%
Vancouver, BC
Canada

Brad Holland                0      Director             0.00%
Dhahran, Saudi Arabia

Mark Katsumata          4,000      Secretary            0.01%
Surrey, BC
Canada

ALL OFFICERS AND    5,954,866                          21.07%
DIRECTORS AS A
GROUP (5 persons)

[1] By an agreement dated April 15, 1998 the DJ and JM Bennett Family Trust purchased 225,000 shares at Cdn$0.01 per share, subject to release on board approval from time to time.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     No director or senior officer, and no associate or affiliate of the foregoing persons, and no insider has, or has had any material interest, direct or indirect, in any transactions, or in any proposed transaction which in either such case has materially affected or will materially affect the Registrant or its predecessors except as disclosed herein.

     Mr. Alex Guidi is a member of the board of directors, the chairman, principal shareholder and the promoter of the Registrant. Mr. Guidi is the chairman, a member of the board of directors, principal shareholder and the promoter of Tran-Orient Petroleum Ltd. Mr. Guidi is a shareholder of Durum but is by private agreement not involved in business of Durum until the earlier of delisting of trading of the shares of the Registrant through the facilities of the Vancouver Stock Exchange, agreement of the Vancouver Stock Exchange or April 15, 2000. Mr. Guidi is a member of the member of the board of directors, the principal shareholder and the promoter of AMG. Mr. Guidi is the principal shareholder and promoter of GEL. See below regarding shareholdings and options, warrants and rights to acquire shares beneficially held by Mr. Guidi.

     Dr. David Bennett is the president, chief executive officer and a member of the boards of directors of the Registrant, Indo and Durum. Dr. Bennett is a member of the board of directors of AMG. Dr. Bennett is a member of the various boards of directors and an officer of Trans-Orient, Durum and AMG.

     Mr. Ronald Bertuzzi is a member of the boards of directors of Indo and AMG and is president of AMG. Mr. Bertuzzi is also a member of the board of directors of Gondwana Energy Ltd.

     Mr. Mark Katsumata is the secretary and controller of the Registrant, Indo and Durum. Mr. Katsumata is the secretary, treasurer and controller of AMG and Gondawna.

     At December 31, 1998, Mr. Guidi beneficially held 9,621,400 common shares of the Trans-Orient of a total outstanding of 28,794,060 common shares (33.4% undiluted) and held rights to acquire an additional 6,800,000 common shares at various prices. At December 31, 1998, Mr. Guidi beneficially held 5,724,076 common shares of the Registrant of a total outstanding of 28,262,398 common shares (20.3% undiluted) and held rights to acquire an additional 994,000 common shares at various prices. At December 31, 1998, Mr. Guidi beneficially held 200,000 common shares of Durum of a total outstanding of 1,908,381 common shares (10.5% undiluted). At December 31, 1998 Mr. Guidi beneficially held 4,491,000 common shares of AMG of a total outstanding of 13,000,000 common shares (34.5% undiluted). At December 31, 1998 Mr. Guidi beneficially held 1,000,000 common shares of GEL of a total outstanding of 2,100,000 common shares (47.6% undiluted).

     The related transactions in the year ended December 31, 1998 are:

     (a) the Registrant sold to Trans-Orient Petroleum Ltd. a ten percent interest in PEP 38328 and on December 10, 1997 Trans-Orient Petroleum issued to the Registrant 467,020 shares for US$0.50 per share in consideration that a subsidiary of Indo incurred costs in connection with work done on PEP 38328;

     (b) by an agreement dated January 31, 1998 AMG voided an agreement to acquire interests in PEP 38256 from the Registrant and Trans-Orient;

     (c) by agreements dated April 15, 1998, International Resources Management Corporation, owned by Alex Guidi and former directors surrendered shares to the Registrant and received common shares in return;

     (d) by an agreement dated June 25, 1998 the Registrant granted a subsidiary of AMG an option to earn a 15% participating interest in PEP 38256 exercisable by paying for the costs of a 120 mile seismic program and granted the right to elect to earn a further 25% participating interest paying for any additional seismic to define two drilling prospects and for the costs of drilling two exploration wells;

     (e) by agreement dated June 25, 1998 the Registrant purchased 1,000,000 shares of AMG for US$0.25 per share;

     (f) by an agreement dated June 25, 1998 the Registrant was granted an option to acquire 1,000,000 shares for US$0.50 per share before the earlier of July 31, 2000 or thirty business days after AMG ceased to have a right to earn an interest in, or to hold an interest in, PEP 38256;

     (g) by an agreement dated June 25, 1998 the Registrant entered into with a subsidiary of Trans-Orient an operating agreement relating to PEP 38256;

     (h) by an agreement dated June 25, 1998 the Registrant entered into with subsidiaries of Trans-Orient and AMG an operating agreement relating to PEP 38723;

     (i) on November 26, 1998 the Registrant and a subsidiary of Trans-Orient were granted participating interests of 50.0% each in PEP 38339; and

     (j) on November 29, 1998 the Registrant and a subsidiary of Trans-Orient were granted participating interests of 15.0% and 10.0% respectively in PEP 38335; and

     (k) by agreement dated December 3, 1998 the agreement of June 25, 1998 was amended to provide AMG has until the earlier of October 31, 1999 or the date of delivery by AMG to the Registrant and Indo that AMG has completed the collection and interpretation of sufficient seismic data to identify a drilling prospect within PEP 38256.

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K

     All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

B.   Reports on Form 8-K

     During the 1998 fiscal year the Company filed no reports on Form
8-K.

C.   Index to Exhibits

     The following Exhibits are filed herewith:

Exhibit
Number    Document Description

27        Financial Data Schedule





       96                        SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report and any amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

INDO-PACIFIC ENERGY LTD.
By: /s/ Alex Guidi
     Alex Guidi, Chairman
     March 23, 1999

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report and any amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

INDO-PACIFIC ENERGY LTD.
By: /s/ David Bennett
    Dr. David Bennett, President & Chief Executive Officer
    March 16, 1999

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. David Bennett as true and lawful attorney, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this registration statement, and to file the same, therewith, with the Securities and Exchange Commission, and to make any and all state securities law or blue sky filings, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in or about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Form 10-K Annual Report and any amendment thereto has been signed by the following persons in the capacities and on the dates indicated.

Name                Title                                   Date
/s/ David Bennett
Dr. David Bennett   President, Chief Executive Officer      3/16/99
                    and member of the Board of Directors
/s/ Ronald Bertuzzi
Ronald Bertuzzi     Director                                3/23/99

/s/ Alex Guidi
Alex Guidi          Chairman of the Board of Directors      3/23/99

/s/ Mark Katsumata
Mark Katsumata      Secretary                               3/23/99

An annual report has been forwarded to securities holders in each of the period covered by this report and for the previous five calendar years ended December 31, 1998; and if any annual report or proxy material is furnished to security holders in connection with the annual meeting of stockholders to be held in 1999, a copy of such annual report or proxy materials will be forwarded to the Commission when it is forwarded to security holders.