Form 10-Q
period 1999-03-31
INDO PACIFIC ENERGY LTD
filed 1999-05-14
CIK 1041829

=====================================================================


                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ending March 31, 1999

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

                      1090 West Pender Street
                            Suite 1200
                   Vancouver, B.C. Canada V6E 2N7
              (Address of principal executive offices)

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

                         Yes [ X ] No [   ]

The number of common shares without par value outstanding on March 31, 1999 was 28,262,398 shares.


======================================================================

                  PART 1.   FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements For The Period Ended March 31, 1999.

                      INDO-PACIFIC ENERGY LTD.
                    Consolidated Balance Sheets
                (Expressed in United States Dollars)

                                          As at March 31,
                                        1999           1998
ASSETS
Current
  Cash and short-term deposits          $  7,518,233   $  9,928,141
  Accounts receivable                        105,742         89,604
  Marketable securities                    3,249,334        583,775
  Due from related parties                    76,158        193,903
  Prepaid expenses and deposits               12,171         19,432
                                        ------------   ------------
                                          10,961,638     10,814,855
Petroleum and natural gas properties       2,926,186      2,156,657
Property and equipment                       128,550        117,629
                                        ------------   ------------
Total Assets                            $ 14,016,374   $ 13,089,141
                                        ============   ============
LIABILITIES
Current
  Accounts payable and accrued
   liabilities                          $     46,394   $     40,349
                                        ------------   ------------
Total Liabilities                             46,394         40,349
                                        ------------   ------------
STOCKHOLDERS' EQUITY
Common stock, no par value;
 100,000,000 shares authorized;
 Issued and outstanding at March 31,
 1999 and 1998: 28,262,398 shares         18,253,992     18,313,976
Accumulated deficit                       (6,500,271)    (5,615,449)
Accumulated other comprehensive income     2,216,259        350,265
                                        ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                13,969,980     13,048,792
                                        ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                 $ 14,016,374   $ 13,089,141
                                        ============   ============

                      INDO-PACIFIC ENERGY LTD.

     Consolidated Statements of Loss and Comprehensive Income
                (Expressed in United States Dollars)

For the Three Month Periods Ended March 31,

                                        1999           1998
REVENUES
Petroleum and natural gas sales         $   46,062     $   68,499
Interest income                             63,424         65,127
                                        ----------     ----------
                                           109,486        133,626
                                        ----------     ----------
COST OF SALES
Production costs                             5,362         12,057
Royalties                                    2,228          2,542
Amortization and depletion                  38,563         31,288
                                        ----------     ----------
                                            46,153         45,887
                                        ----------     ----------
                                            63,333         87,739
                                        ----------     ----------
EXPENSES
Accounting and audit                         8,448          5,575
Compensation recovery                           -         (62,500)
Consulting fees                              2,834         19,259
Corporate relations and development          4,609          3,929
Filing and transfer agency fees                149          2,165
Foreign exchange loss (gain)               (14,188)        18,383
Legal fees                                  14,046         28,676
Management fees                                 -              -
Office and miscellaneous                    36,673         13,373
Printing                                    13,313         10,681
Rent                                        16,766         17,299
Telephone                                   10,334         11,061
Travel                                      16,698         25,824
Wages and benefits                          22,353         17,599
Recovery of general and administrative
  expenses                                 (39,983)            -
                                        ----------     ----------
                                            92,052        111,324
                                        ----------     ----------
NET LOSS FOR THE PERIOD                    (28,719)       (23,585)

Other comprehensive income:
Unrealized gain on marketable securities   654,459        262,698
                                        ----------     ----------
COMPREHENSIVE INCOME FOR THE PERIOD     $  625,740     $  239,113
                                        ==========     ==========
BASIC AND DILUTED LOSS PER SHARE        $    (0.00)    $    (0.00)
                                        ===========    ==========

                      INDO-PACIFIC ENERGY LTD.
               Consolidated Statements of Cash Flows
                 (Expressed in United States Dollars)

For the Three Month Periods Ended March 31,

                                        1999           1998
Operating Activities

Net loss for the period                 $   (28,719)   $    (23,585)
Adjustments to reconcile net loss to
 cash applied to operating activities:
  Amortization and depletion                 38,563          31,288
  Compensation recovery                          -
(62,500)
Changes in non-cash working capital:
  Accounts receivable                        (3,548)         44,870
  Due from related parties                  (29,997)        (41,530)
  Prepaid expenses and deposits              (3,136)         (9,963)
  Accounts payable and accrued
   liabilities                             (110,502)         (5,355)
                                        -----------    ------------
Net cash used in operating activities      (137,339)        (66,775)
                                        -----------    ------------
FINANCING ACTIVITIES

Common shares issued for cash                    -               -
                                        -----------    ------------
Net cash provided by financing activities      -                 -
                                        -----------    ------------
INVESTING ACTIVITIES

Purchase of marketable securities          (400,000)             -
Petroleum and natural gas properties       (130,638)       (245,020)
Property and equipment                       (8,639)        (15,471)
                                        -----------    ------------
Net cash used in investing activities      (539,277)       (260,491)
                                        -----------    ------------
NET DECREASE IN CASH                       (676,616)       (327,266)

CASH POSITION - BEGINNING OF PERIOD       8,194,849      10,255,407
                                        -----------    ------------

CASH POSITION - END OF PERIOD           $ 7,518,233    $  9,928,141
                                        ===========    ============

                      INDO-PACIFIC ENERGY LTD.
Consolidated Statements of Changes in Stockholders' Equity
(Expressed in United States Dollars)
For the Three Month Periods Ended March 31, 1999 and 1998

                                      Accumulated   Total
                                      Other         Compre-     Stock-
                Common Stock          Accumulated   hensive     holders'
             Shares      Amount       Deficit       Income      Equity
Balance at
  12/31/98   28,262,398  $18,253,992  $(6,471,552)  $1,561,800  $13,344,240

Net loss during
 the period                               (28,719)                  (28,719)
Unrealized gain
 on marketable
 securities                               654,459                   654,459
            ----------  -----------   -----------  -----------   -----------
Balance at
  03/31/99  28,262,398  $18,253,992   $(6,500,271) $2,216,259    $13,969,980
            ==========  ===========   ===========  ==========    ===========

Balance at
  12/31/97  28,262,398  $18,376,476   $(5,591,864) $   87,567    $12,872,179

Net compensation
 recovery from
 stock options                            (62,500)                   (62,500)
Net loss during
 the period                               (23,585)                   (23,585)
Unrealized gain
 on marketable
 securities                                            262,698       262,698
           ----------  -----------   ------------  -----------  ------------
Balance at
  03/31/98 28,262,398  $18,313,976   $ (5,615,449) $   350,265  $ 13,048,792
           ==========  ===========   ============  ===========  ============

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

     The Registrant (OTCBB symbol: INDX) is an independent oil and gas exploration and production company focused exclusively in the Austral-Pacific region. The business of the Registrant was organized in 1996. In New Zealand, the Registrant has varying participating interests in 6,620,000 acres of onshore exploration permits and a five percent participating interest in onshore petroleum mining permit 38148, Taranaki Basin, North Island. In China the Registrant has a 50% interest in a 2,500,000 acre area under negotiation, in Australia varying interests in 522,160 acres of offshore exploration permits, and in Papua New Guinea interests in 2,170,000 acres of onshore exploration permits.

     The business and securities of the Registrant are speculative. For other information regarding the Registrant, see (1) other EDGAR filings in SEC file number 0-29344, www.sec.gov (2) Canadian SEDAR filings at www.sedar.com and (3) the Registrant's website at www.indopacific.com.

     Property maps: see www.indopacific.com

     Shareholder relations:

     Mr. Gary Saik
     Tel: 604-609-3361
     Fax: 604-682-1174
     Email: gs@indopacific.com

     The Registrant has experienced losses in each fiscal period reported on. Its main source of capital is the issuance of equity securities. Total losses incurred from incorporation to December 31, 1998 were $6,471,552. Net loss for the quarter ending March 31, 1999 was $28,719 ($0.00 per share).

Operating Revenue

     Gross production revenue from PMP 38148 for the first quarter ending March 31, 1999 was $46,062 (first quarter 1998: $68,499). The decrease is largely due to a fall in the average oil sale price of $3.70 per barrel of oil to $8.78 per barrel and a change in production volume from 5,481 barrels to 4,893 barrels.

Interest Income

     Interest income for the first quarter ending March 31, 1999 was $63,424 (first quarter 1998: $65,127).

Costs and Expenses

     Property exploration expenses and New Zealand development expenses were:

Country        Expense for Quarter      Expense at last completed year
               Ending March 31, 1999    Ending December 31, 1998

New Zealand
   Exploration      $72,643             $957,990
   Development      $18,570                  Nil

Australia
   Exploration      $20,571             $923,757

Papua New Guinea
   Exploration      $18,854             $ 32,692

China                   Nil                  Nil

     General and administrative expenses for the year ended December 31, 1998 were $510,384. For the quarter ending March 31, 1999 general and administrative expenses were $92,052 (first quarter 1998: $111,324).

     Amortization and depletion expense for the year ended December 31, 1998 was $148,875, while the amortization and depletion expense for the quarter ending March 31, 1999 was $38,563 (March 31, 1998: $31,288).

Interest Expense

     There is no borrowing and consequently no interest expense.

Liquidity

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

     As of December 31, 1998 the Registrant had $10,390,218 in working capital as compared with $10,827,096 on December 31, 1997. At March 31, 1999 working capital was $10,915,244 (March 31, 1998: $10,774,506) while cash reserves were $7,518,233 (March 31, 1998: $9,928,141). Expenditures to the Registrant's properties for the first quarter ending March 31, 1999 were $130,638.

Capital Resources

     Material capital commitments to December 31, 1999 are more described
in Item 1   Business - Plan of Operations of the Form 10-K as at December
31, 1998. For the Registrant's 1999 fiscal year ending December 31, 1999, the Registrant's permit obligations require $1,613,000 in total work commitments to the properties. The Registrant plans on spending an additional $356,000 above the obligatory amount on exploration projects meriting the extra expenditure. The Registrant has no other anticipated capital expenditures of a material amount. However, the Registrant intends to acquire additional petroleum interests which may give rise to further capital expenditures.

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

     Material changes on petroleum properties during the first quarter were:

NORTH ISLAND, NEW ZEALAND, ONSHORE EAST COAST BASIN

Petroleum Exploration Permit 38339 (50%), Operator: Indo-Pacific Energy
Ltd.

     The Registrant acquired a 50% interest in this 814,771 acre permit on November 26, 1998 in an award from New Zealand's Minister of Energy. The permit is situated both onshore and offshore of the northern coast of South Island, at the southern end of the East Coast basin. Trans-Orient Petroleum Ltd. holds the remaining 50% interest in the permit.

     The initial focus of exploration on this permit has been the onshore Blind River Anticline, a feature that BP geologists mapped as an area of interest several decades ago. The Registrant and its partner acquired 15 miles of new seismic data over the Blind River area in March 1999. The new seismic data is currently being processed.

Petroleum Exploration Permit 38328 (40%), Operator: Indo-Pacific Energy
Ltd.

     Through the past acquisition of nearly 200 miles of new seismic, reprocessing of over 200 miles of existing seismic and the completion of a variety of geological studies, a number of exploration leads and prospects have been identified. During the quarter ending March 31, 1999, the Registrant concentrated its exploration efforts within this permit on three prospects: the Napier, Whakatu and Mai Mai by collecting 25 miles of new seismic data over these areas. Subsequent processing and mapping of the seismic confirms Whakatu as a drillable prospect with the other prospects also considered as possible future drilling sights. The participants in this permit are currently planning to drill a well to test the Whakatu Prospect during July/August of 1999.

Petroleum Exploration Permit 38332 (42.5%), Operator: Indo-Pacific Energy
Ltd.

     Through the past acquisition of nearly 68 miles of new seismic, reprocessing of over 100 miles of existing seismic and the completion of a variety of geological studies, a number of exploration leads and prospects have been identified. During the quarter ending March 31, 1999, the Registrant acquired a further 43 miles of seismic data over the Tukipo Lead. Subsequent processing and mapping of the seismic has ruled out the Tukipo lead as a favourable drilling prospect. However, the Boar Hill prospect which has been defined by earlier seismic mapping is being considered as a possible drilling target by the permit participants.

NORTH ISLAND, NEW ZEALAND, ONSHORE TARANAKI BASIN

Petroleum Mining Permit PMP 38148 (5%), Operator: New Zealand Oil & Gas

     See Operating Revenue for petroleum sales.

     The joint venture participants have approved a work over of the Ngatoro-1 and Ngatoro-6 production wells. The Registrant's portion of costs for the work over of the Ngatoro-1 well is budgeted at $29,000. The Registrant's portion of costs for the work over of the Ngatoro-6 well is budgeted at $3,000.

     Drilling two new wells to test separate oil prospects is being considered.

Petroleum Exploration Permit PEP 38716 (19.8%), Operator: Marabella Enterprises Ltd.

     On March 31, 1999, drilling of the Huinga-1 well on the Crown Prospect commenced. The Huinga-1 well is to be drilled to a total depth of 13,000 feet in order to test several target zones. The Registrant holds a 19.8% interest in the well and permit area. A farm out agreement with Australian Worldwide Exploration N.L. and sale of a five percent interest for US$150,000 to Antrim Oil and Gas Limited, Calgary have reduced exposure to about 8.5% of well cost which is estimated at $3 million.

     Seismic has also detailed the shallower Oru Prospect to the south of the Crown Prospect. The Oru Prospect may be drilled late in 1999.

Petroleum Exploration Permit PEP 38723 (40%), Operator: Indo-Pacific
Energy Ltd.

     The Company has a 40% participating interest in, and is the operator of, PEP 38723. The other participants in PEP 38723 are Trans-Orient Petroleum Ltd. (40%) and Gondwana Energy, Ltd. (20%).

     Under the original permit grant, the participants in the permit were required, on or before January 31, 1999, to reprocess a minimum of 50 km of seismic data, re-evaluate prospects and leads, review relevant existing wells to identify a potential Mount Messenger sand play and develop a sand distribution model in conjunction with the seismic interpretation, identify any high grade leads for further seismic acquisition and either make a firm commitment to continue the work program or surrender the permit.

     On March 12, 1999 the Registrant was granted a Certificate of Change of Conditions by the New Zealand government. The change in conditions effectively extended the date under which the Registrant had to complete these exploration commitments on the permit from January 31, 1999 to March 31, 1999. The Registrant and the other participants have completed the work program required which included reprocessing and interpreting a minimum of 50 kilometers of seismic data. The remaining work program requires the participants to collect a minimum of six kilometers of 3D seismic data or equivalent 2D swathe coverage prior to April 30, 2000 and either commit by April 30, 2000 to drill an exploration well by October 30, 2000 or surrender the permit.

SOUTH ISLAND, NEW ZEALAND, CANTERBURY BASIN

Petroleum Exploration Permit PEP 38256 (35%); Operator: Indo-Pacific
Energy Ltd.

     In February 1999, the Registrant and its joint venture partners, AMG Oil Ltd. (30%) ("AMG Oil") and Trans-Orient Petroleum Ltd. (35%) ("Trans-Orient") began a 120 mile 2D seismic program as a second stage follow up survey to the joint venture's earlier 120 mile seismic survey. The second phase of seismic surveys are being paid solely by AMG Oil in return for the other joint venture participants, Trans-Orient Petroleum Ltd. and the Registrant, extending the time for AMG Oil to exercise the drilling option to acquire a further 50% interest on PEP 38256 until October 31, 1999. AMG Oil's funding of the ongoing costs includes an independent evaluation of the permit by the Geology Department of the University of Canterbury, New Zealand.

     The new survey concentrates on three areas that the earlier seismic survey had identified as prospective. The first area is called the Hinds Trough, located in the south of the permit, which was revealed as a deep, fault bounded sedimentary basin. Preliminary computer processing of the first lines of the second phase survey clearly demonstrates that the sedimentary basin in the Hinds area is at least 5,000m (17,000 feet) deep, which is deeper than predicted, and bodes well for generation of hydrocarbons in the south of the permit.

     The second area, in the centre of the permit, is the Rakaia Lead.
The Rakaia Lead is recognized as a large high feature located on the north flank of the Rakaia Trough. Two seismic lines have now also been acquired over the Rakaia Lead with interpretation of this data expected to be completed soon.

     The third area of interest is located in the north of the permit where a grid of seismic lines have been placed in an area covering the Bennetts, Cust/Mairangi and Loburn Highs. Early processing of some of these lines indicates that the Bennetts High is a closed structure, and has also delineated another large new lead further to the north, near the Garry River.

     Preliminary analysis of the newly acquired seismic data from the second stage seismic program has identified several leads but more seismic data is required to identify drilling targets.

     AMG Oil earned a 30% interest in the permit by funding an initial
120 mile seismic survey which was completed in late 1998. By paying additional required seismic and the dry hole costs of drilling two exploration wells, AMG Oil will earn another 50% interest in the permit. At December 31, 1998, the Registrant owned 1,000,000 shares of AMG (7.7% undiluted) and had an option to buy another 1,000,000 shares for US$0.50 before July 31, 2000. On March 10, 1999 the Registrant partially exercised the option to acquire 800,000 shares of AMG Oil for US$0.50 per share to now hold 1,800,000 shares (12.7% undiluted).

PAPUA NEW GUINEA: Petroleum Prospecting Licence PPL 215 (40%)
Operator: Indo-Pacific Energy Ltd.

     The Papua New Guinea government awarded to the Registrant and its joint venture partners the exploration permit PPL 215. Aside from the Registrant's 40% interest in this 600,000 acre permit, the other interest holders are Mosiac Oil (20%) and Trans-Orient Petroleum Ltd. (40%). PPL 215 is located in a lightly explored but strategically situated area in the foreland of the Papuan Basin, where several recent drilling results in offsetting acreage have shown there is good potential for entrapment of both oil and gas.

     Of particular interest is the closest and most recent well, Koko-1, which was drilled by a consortium including Mobil Oil in February/March 1999 in the adjoining license area, at a location only 12 miles east of the border of the new PPL 215. While the main target level in Koko-1, the Toro Sands, had been breached due to the shallow depth of the prospect, oil was recovered from several sandstones in the well, making this the first well in the foreland area to produce oil to surface.

CHINA: Technical Study Area, Nanling and Wuwei Basins, Anhui Province, China (50%) Operator: Indo-Pacific Energy Ltd.

     On January 12, 1999, the Registrant and SINOPEC (China Petrochemical Corporation) signed a memorandum of understanding which reflected results of the parties ongoing negotiations. Within the memorandum of understanding, both parties agreed mutually, inter alia, that:

1. the exploration term is seven years [subject to being confirmed by SINOPEC] divided into three phases in the manner of 3-2-2 years;

2. the Registrant should finish a minimum of 150 kilometers of seismic lines and one well in the first phase. The main work commitment of the first phase will concentrate on the Nanling area. Whether or not there is a commercial discovery in the first phase, the registrant should add new work commitments in the second phase. Detailed work commitments shall be determined through discussions by both parties;

3. the Registrant shall pay a signature bonus of US$100,000 within thirty days after the signing of a production sharing contract and US$200,000 should be paid at the start of the second phase of exploration while an additional US$200,000 should be paid after a commercial discovery; and

4. the Registrant is to pay US$30,000 per year for assistance, training and joint member committee costs.

     Negotiations will continue on any outstanding points with a view to finalizing the terms of the Production Sharing Contract over the area.

Trends and Prices

     The Registrant's revenues, cash flows and ability to attract farm-in partners are affected by changes in oil and gas prices. The markets for oil and gas have historically been, and will continue to be, volatile. Prices for oil and gas typically fluctuate in response to relatively minor changes in supply and demand, market uncertainty, seasonal, political and other factors beyond the control of the Registrant. The Registrant is unable to accurately predict domestic or worldwide political events or the effects of such other factors on the prices received by the Registrant for its oil and gas. The Company historically has not entered into transactions to hedge against changes in oil and gas prices, but may elect to enter into hedging transactions in the future to protect against fluctuations in oil and gas prices. Industry conditions have deteriorated significantly during 1998 as a result of declining oil prices and weakening gas prices. There is an excess supply of, and reduced demand for, crude oil worldwide. This excess supply has placed downward pressure on oil prices worldwide. Natural gas prices have declined, primarily due to decreased demand and normal seasonal conditions. While there has been some small improvement in oil & gas prices during the first four months of 1999, there is substantial uncertainty regarding future oil and gas prices. There can be no assurance that oil and gas prices will not further decline in the future. If the decline in crude oil and natural gas prices worsens or continues for a protracted period, it would adversely affect the Registrant's revenues, income and cash flows from operations. Also, if prices stay at present levels for an extended period of time or decline further, the Registrant may delay or postpone certain of its capital projects.

Year 2000 Compliance

     The Registrant is currently conducting a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Registrant's programs that have time-sensitive software may recognize a date using '00' as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Based upon the Registrant's current review of its systems, the Registrant does not believe that the Year 2000 problem will pose a material operations problem for the Registrant. The Registrant's computer software providers have assured the Registrant that all of the Registrant's software is or will be Year 2000 compliant (i.e. will function properly in the year 2000 and beyond). Because the Registrant believes that it has no material internal Year 2000 problems, the Registrant has not expended and does not expect to expend a significant amount of funds to address Year 2000 issues. It is the Registrant's policy to continue to review its suppliers' Year 2000 compliance and require assurance of Year 2000 compliance from new suppliers; however, such monitoring does not involve a significant cost to the Registrant. The Registrant's sole source of oil & gas sales revenue is from its 5% interest in Petroleum Mining Permit ("PMP"). With regard to the Registrant's interest in PMP 38148, the Registrant is dependent on Fletcher Challenge Energy Limited ("Fletcher") for the delivery and payment of the Registrant's oil and natural gas revenues.

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

PART II        .  OTHER INFORMATION

Item 1.   Legal Proceedings.

     There are no material legal proceedings commenced or maintained by, or against, the Registrant.

Item 2.   Changes in Securities.

     On March 30, 1999 the Board of Directors of the Registrant approved the granting of options to directors, officers and employees to acquire up to 5.6 million shares of the common stock of the Registrant at a price of US$0.85 per share, calculated as the approximate average closing price for the last 90 days. The options are for a term of two years and were approved by the shareholders at the last Annual General Meeting of Shareholders held on June 24, 1998. The options have yet to be allocated amongst the directors, officers and employees of the Registrant.

     On March 30, 1999 the Board of Directors of the Registrant approved the amending of all outstanding share purchase warrants to purchase a total of 1,950,000 shares. Warrants to purchase 950,000 common shares exercisable at an approximate price of US$2.32 until May 27, 1999 have been amended to be exercisable at a price of US$0.90 per share until May 27, 2000. Warrants to purchase 1,000,000 common shares exercisable at a price of US$2.00 until July 3, 1999, and thereafter exercisable at a price of US$2.10 per share until July 3, 2000 have been amended to be exercisable at a price of US$0.90 per share until July 3, 2000.

Item 3.   Defaults Upon Senior Securities.

     The Registrant has no debt securities outstanding.

Item 4.   Submission of Matters to a Vote of Security Holders.

     There was no matter submitted to a vote of security holders in the quarter.

Item 5.   Other Information.

     There is no other material information.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended March 31, 1999.

(b)  Exhibits

EXHIBIT INDEX

Exhibit
  No.          Description.

  27      Financial Data Schedule
  99.7    Certificate of Change of Conditions for PEP 38723

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

INDO-PACIFIC ENERGY LTD.



By:  /s/ Alex Guidi                     May 13, 1999
     Alex Guidi, Chairman



By:  /s/ Mark Katsumata                 May 13, 1999
     Mark Katsumata, Secretary