Form 10-Q
period 1999-06-30
INDO PACIFIC ENERGY LTD
filed 1999-08-12
CIK 1041829

=====================================================================


                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             Form 10-Q
                             (Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ending June 30, 1999

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


                   Commission file number 0-29344


                      INDO-PACIFIC ENERGY LTD.
       (Exact name of registrant as specified in its charter)


YUKON TERRITORY, CANADA                 NOT APPLICABLE
(State or other jurisdiction       (I.R.S. Employer Identification No.)
of incorporation or organization)

                Suite 1200, 1090 West Pender Street
                   Vancouver, B.C. Canada V6E 2N7
  (Address of principal executive offices, including postal code.)

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

                         Yes [ X ] No [   ]

The number of common shares without par value outstanding on June 30, 1999 was 28,262,398 shares.

=====================================================================

PART 1.     FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements for the Period Ended June 30, 1999.

INDO-PACIFIC ENERGY LTD.
Consolidated Balance Sheets
(Expressed in United States Dollars)

As at June 30,                     1999           1998
ASSETS

Current
 Cash and short-term deposits      $  6,779,143   $  8,613,665
 Accounts receivable                    139,926         89,713
 Marketable securities                1,638,850      1,748,933
 Due from related parties               108,957        132,222
 Prepaid expenses and deposits           11,897          8,586
                                   ------------   ------------
                                      8,678,773     10,593,119

Petroleum and natural gas
 properties                           3,458,355      3,088,521
Property and equipment                  168,601        133,576
                                   ------------   ------------

Total Assets                       $ 12,305,729   $ 13,815,216
                                   ============   ============

LIABILITIES

Current
 Accounts payable and
  accrued liabilities              $     34,925   $     40,935
                                   ------------   ------------
TOTAL LIABILITIES                        34,925         40,935
                                   ------------   ------------

STOCKHOLDERS' EQUITY

Common stock, no par value;
100,000,000 shares authorized;
Issued and outstanding at June 30,
  1999 and 1998: 28,262,398 shares   18,245,867     18,247,476
Accumulated deficit                  (6,560,838)    (5,738,618)
Accumulated other
 comprehensive income                   585,775      1,265,423
                                   ------------   ------------
TOTAL STOCKHOLDERS' EQUITY           12,270,804     13,774,281
                                   ------------   ------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $ 12,305,729   $ 13,815,216
                                   ============   ============

INDO-PACIFIC ENERGY LTD.
Consolidated Statements of Loss and Comprehensive Income (Loss)
(Expressed in United States Dollars)
For the Six Month Periods Ended June 30,

                                        1999           1998
REVENUES
 Petroleum and natural gas sales        $    107,690   $   129,808
 Interest income                             137,196       216,822
                                        ------------   -----------
                                             244,886       346,630
                                        ------------   -----------
COST OF SALES
 Production costs                             17,577        22,109
 Royalties                                     5,167         2,410
 Amortization and depletion                   78,441        68,902
                                        ------------   -----------
                                             101,185        93,421
                                        ------------   -----------
                                             143,701       253,209
                                        ------------   -----------
EXPENSES
 Accounting and audit                         10,109        19,798
 Compensation recovery                        (8,125)     (129,000)
 Consulting fees                               9,064        22,230
 Corporate relations and development          39,235        36,813
 Filing and transfer agency fees               1,743         4,456
 Foreign exchange loss (gain)                (17,536)      140,504
 Legal fees                                   22,385        65,171
 Management fees                                  -             -
 Office and miscellaneous                     56,672        19,474
 Printing                                     66,668        88,207
 Rent                                         29,917        33,097
 Telephone                                    21,144        23,616
 Travel                                       35,021        46,015
 Wages and benefits                           57,004        29,582
 Recovery of general and
  administrative expenses                    (90,314)           -
                                        ------------   -----------
                                             232,987       399,963
                                        ------------   -----------
Net loss for the period                      (89,286)     (146,754)

Other comprehensive income (loss):
 Unrealized gain (loss) on
  marketable securities                     (976,025)    1,177,856
                                        ------------   -----------
Comprehensive income (loss) for
 the period                             $ (1,065,311)  $ 1,031,102
                                        ============   ===========
Basic and diluted loss per share        $      (0.00)  $     (0.01)
                                        ============   ===========

INDO-PACIFIC ENERGY LTD.
Consolidated Statements of Cash Flows
(Expressed in United States Dollars)

For the Six Month Periods Ended June 30,

                                        1999           1998
OPERATING ACTIVITIES

Net loss for the period                 $   (89,286)   $   (146,754)
Adjustments to reconcile net loss to
 cash applied to operating activities:
 Amortization and depletion                  78,441          68,902
 Compensation recovery                       (8,125)       (129,000)
Changes in non-cash working capital:
 Accounts receivable                        (37,732)         44,761
 Due from related parties                   (62,796)         20,151
 Prepaid expenses and deposits               (2,862)            883
 Accounts payable and accrued
  liabilities                              (121,971)         (4,769)
                                        -----------    ------------
Net cash used in operating activities      (244,331)       (145,826)
                                        -----------    ------------
FINANCING ACTIVITIES

Common shares issued for cash                    -               -
                                        -----------    ------------
Net cash provided by financing
 activities                                      -               -
                                        -----------    ------------
INVESTING ACTIVITIES

Purchase of marketable securities          (420,000)       (250,000)
Petroleum and natural gas properties       (687,174)     (1,201,963)
Property and equipment                      (64,201)        (43,953)
                                        -----------    ------------
Net cash used in investing activities    (1,171,375)     (1,495,916)
                                        -----------    ------------

NET DECREASE IN CASH                     (1,415,706)     (1,641,742)

CASH POSITION - BEGINNING OF PERIOD       8,194,849      10,255,407
                                        -----------    ------------
CASH POSITION - END OF PERIOD           $ 6,779,143    $  8,613,665
                                        ===========    ============

INDO-PACIFIC ENERGY LTD.
Consolidated Statements of Changes in Stockholders' Equity
(Expressed in United States Dollars)
For the Six Month Periods Ended June 30, 1999 and 1998

                              Common Stock             Accumulated
                         Shares         Amount         Deficit
Balance at
 December 31, 1998       28,262,398     $ 18,253,992   $ (6,471,552)

Net compensation
 recovery from
 stock options                               (8,125)
Net loss during the
 period                                                     (89,286)
Unrealized loss on
 marketable securities
                         ----------     ------------   ------------

Balance at June 30, 1999 28,262,398     $ 18,245,867   $ (6,560,838)
                         ==========     ============   ============

Balance at
 December 31, 1997       28,262,398     $ 18,376,476   $ (5,591,864)

Net compensation
 recovery from
 stock options                              (129,000)
Net loss during the
 period                                                    (146,754)
Unrealized gain on
 marketable securities
                         ----------     ------------   ------------
Balance at June 30, 1998 28,262,398     $ 18,247,476   $ (5,738,618)
                         ==========     ============   ============



















                                4-a


INDO-PACIFIC ENERGY LTD.
Consolidated Statements of Changes in Stockholders' Equity
(Expressed in United States Dollars)
For the Six Month Periods Ended June 30, 1999 and 1998

                                   Accumulated
                                   Other          Total
                                   Comprehensive  Stockholders'
                                   Income         Equity
Balance at
 December 31, 1998                 $ 1,561,800    $ 13,344,240

Net compensation
 recovery from
 stock options                                          (8,125)
Net loss during the
 period                                                (89,286)
Unrealized loss on
 marketable securities                 (976,025)      (976,025)
                                   ------------   ------------

Balance at June 30, 1999           $    585,775   $ 12,270,804
                                   ============   ============

Balance at
 December 31, 1997                 $     87,567   $ 12,872,179

Net compensation
 recovery from
 stock options                                        (129,000)
Net loss during the
 period                                               (146,754)
Unrealized gain on
 marketable securities                1,177,856      1,177,856
                                   ------------   ------------
Balance at June 30, 1998           $  1,265,423   $ 13,774,281
                                   ============   ============















                                 4-b

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

     Property maps: see www.indopacific.com

     Shareholder relations:

     Mr. Gary Saik
     Tel: 604-609-3361
     Fax: 604-682-1174
     Email: gs@indopacific.com

     The Registrant has experienced net losses in each fiscal period on which it has reported. Its main source of capital is the issuance of equity securities. Total losses incurred from incorporation to June 30, 1999 were $6,560,838. Net loss for the six month period ended June 30, 1999 was $89,286 ($0.00 per share).

Operating Revenue

     Gross oil production revenue from PMP 38148 for the six month period ended June 30, 1999 was $101,278 (period ended June 30, 1998:
$129,808). The decrease is due to a fall in production volume from 10,553 barrels to 9,390 barrels, plus a fall in the average oil sale price of $1.50 per barrel of oil to $10.80 per barrel. Additional gas production revenue was received for the six month period ended June 30, 1999 of $6,412 (period ended June 30, 1998: $Nil).

Interest Income

     Interest income for the six month period ended June 30, 1999 was $137,196 (period ended June 30, 1998: $216,822).

Costs and Expenses

     Property exploration expenditure and New Zealand development expenditure were:

                    Expenditure for the      Expenditure for
                    Six Months Ended         last completed year
Country             June 30, 1999       Ending December 31, 1998

New Zealand

   Exploration      $ 594,768           $ 957,990
   Development      $  41,557           $     Nil

Australia

   Exploration      $  32,254           $ 923,757

Papua New Guinea

   Exploration      $  18,595           $  32,692

China                    $     Nil           $     Nil

     General and administrative expenses for the year ended December 31, 1998 were $510,384. For the six month period ended June 30, 1999 general and administrative expenses were $232,987 (period ended June 30, 1998: $399,963).

     Amortization and depletion expense for year ended December 31, 1998 was $148,875, while the amortization and depletion expense for the six month period ended June 30, 1999 was $78,441 (period ended June 30, 1998: $68,902).

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

     As of December 31, 1998 the Registrant had $10,390,218 in working capital as compared with $10,827,096 on December 31, 1997. At June 30, 1999 working capital was $8,643,848 (June 30, 1998: $10,522,184) while cash reserves are $6,779,143 (June 30, 1998: $8,613,665). Expenditures to the Registrant's properties for the six month period ended June 30, 1999 were $687,174.

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

Material changes on petroleum properties during the six month period ended June 30, 1999 were:

NORTH ISLAND, NEW ZEALAND, ONSHORE EAST COAST BASIN

Petroleum Exploration Permit 38330 (34%), Operator: Indo-Pacific Energy
Ltd.

     On March 12, 1999, the Registrant was granted a Certificate of Change of Conditions by the New Zealand government. This moved the requirement to commit to drill a well to the end of year four (July 1, 2000) rather than the end of year three (July 1, 1999). The well must be drilled in year five (2001) of the permit.

Petroleum Exploration Permit 38328 (40%), Operator: Indo-Pacific Energy
Ltd.

     Through the past acquisition of nearly 200 miles of new seismic, reprocessing of over 200 miles of existing seismic and the completion of a variety of geological studies, a number of exploration leads and prospects have been identified. During the year the Registrant concentrated its exploration efforts within this permit on three prospects: the Napier, Whakatu and Mai Mai by collecting 25 miles of new seismic data over these areas. Subsequent processing and mapping of the seismic confirms Whakatu as a drillable prospect with the other prospects also considered as possible future drilling sites. During the quarter ended June 30, 1999, the participants in this permit negotiated land access and are currently obtaining resource consents to drill a well to test the Whakatu Prospect. It is expected the consents should be received in September or October of 1999, which would enable drilling in October or November.

Petroleum Exploration Permit 38332 (42.5%), Operator: Indo-Pacific
Energy Ltd.

     Through the past acquisition of nearly 68 miles of new seismic, reprocessing of over 100 miles of existing seismic and the completion of a variety of geological studies, a number of exploration leads and prospects have been identified. During the quarter ended March 31, 1999, the Registrant acquired a further 43 miles of seismic data over the Tukipo Lead. Subsequent processing and mapping of the seismic has ruled out the Tukipo lead as a favorable drilling prospect. However, the Boar Hill prospect which has been defined by earlier seismic mapping is being considered as a possible drilling target by the permit participants. During the quarter ended June 30, 1999, reservoir studies were undertaken on samples from the area around this prospect. The field studies are being conducted with the goal of determining a suitable future drilling location.

Petroleum Exploration Permit 38335 (10.0%), Operator: Everest Energy
Inc.

     The Registrant acquired a 10% interest in this 101,887 acre permit on November 29, 1998 in an award from New Zealand's Minister of Energy. The permit is situated in the onshore East Coast over an area previously covered by Petroleum Prospecting Licence 38312, in which the Registrant participated in the drilling of the Waitaria-1 well. It is intended to acquire seismic over the area of the Waitaria prospect to better delineate the prospect for drilling in the future.

Petroleum Exploration Permit 38339 (50%), Operator: Indo-Pacific Energy
Ltd.

     The Registrant acquired a 50% interest in this 814,771 acre permit on November 26, 1998 in an award from New Zealand's Minister of Energy. The permit is situated both onshore and offshore of the northern coast of the South Island, at the southern end of the East Coast basin. Trans-Orient Petroleum Ltd. holds the remaining 50% interest in the permit.

     The initial focus of exploration on this permit has been the onshore Blind River Anticline, a feature that BP geologists mapped as an area of interest several decades ago. The Registrant and its partner acquired 15 miles of new seismic data over the Blind River area in March 1999. Processing and interpretation of new seismic data acquired in March 1999 is continuing.

NORTH ISLAND, NEW ZEALAND, ONSHORE TARANAKI BASIN

Petroleum Mining Permit PMP 38148 (5%), Operator: New Zealand Oil & Gas

     See Operating Revenue for petroleum sales.

     The Ngatoro-1 well workover was completed successfully in mid-June, adding approximately 280 barrels of oil per day to production.
The Registrant's share of the cost of the workover is currently $35,000. The joint venture participants have also approved a workover of the Ngatoro-9 and Ngatoro-6 production wells. The Registrant's portion of costs for the work over of the Ngatoro-9 well is budgeted at $5,000. The Registrant's portion of costs for the workover of the Ngatoro-6 well is budgeted at $3,000.

     Drilling of two new wells to test separate oil prospects is being considered.

Petroleum Exploration Permit PEP 38716 (19.8%), Operator: Marabella Enterprises Ltd.

     On March 31, 1999, drilling of the Huinga-1 well on the Crown Prospect commenced. The Huinga-1 well was drilled to a total depth of 13,000 feet in order to test several target zones. The well was plugged and suspended for later re-entry should the participants determine that a re-entry is warranted.

     The Registrant holds a 19.8% interest in the well and permit area. A farm out agreement with Australian Worldwide Exploration N.L. and sale of a five percent interest for US$150,000 to Antrim Oil and Gas Limited, Calgary reduced exposure to about 10% of well cost of approximately $3.4 million.

     Seismic has also detailed the shallower Oru Prospect to the south of the Crown Prospect. The Oru Prospect may be drilled late in 1999.

Petroleum Exploration Permit PEP 38720 (50%), Operator Indo-Pacific
Energy Ltd.

     The Registrant has a 50% participating interest in, and is the operator of, PEP 38720. The other participant in PEP 38720 is Trans-Orient Petroleum Ltd. (50%). The Registrant is required to commence site preparations for a well in the license by September 2, 1999. It is currently anticipated this will be a well to a shallow Mt Messenger depth of around 5,000 feet. However the permit includes the significant Waitoriki Prospect, which could hold potential reserves of 200 Bcf of gas at 13,000 feet, and is situated directly under a major gas pipeline. Permitting and planning preparation is underway for this drilling project, and the Registrant is in negotiations to secure farm-in partners.

     An amended Joint Venture Operating Agreement was executed on June 30, 1999. This amendment enables assignment to related companies and also facilitates third party assignment, thus avoiding pre-emption by existing parties at a lesser deal than offered by a third party

Petroleum Exploration Permit PEP 38723 (40%), Operator: Indo-Pacific
Energy Ltd.

     The Registrant has a 40% participating interest in, and is the operator of, PEP 38723. The other participants in PEP 38723 are Trans-Orient Petroleum Ltd. (40%) and Gondwana Energy, Ltd. (20%).

     The Registrant and the other participants have completed the work program required, which included reprocessing and interpreting a minimum of 50 kilometers of seismic data. On June 2, 1999, the Ministry approved a change in conditions of the Permit such that the remaining work program requires the participants to collect a minimum of eight kilometers of 2D seismic data at a cost of approximately US$60,000 prior to April 30, 2000 and either commit by April 30, 2000 to drill an exploration well by October 30, 2000 or surrender the permit. The Registrant has committed to the new stage of the seismic.

SOUTH ISLAND, NEW ZEALAND, CANTERBURY BASIN

Petroleum Exploration Permit PEP 38256 (35%); Operator: Indo-Pacific
Energy Ltd.

     In February 1999, the Registrant and its joint venture partners, AMG Oil Ltd. (30%) ("AMG Oil") and Trans-Orient Petroleum Ltd. (35%) ("Trans-Orient") completed a 165 mile 2D seismic program as a second stage follow up survey to the joint venture's earlier 120 mile seismic survey. The second phase of seismic surveys were paid solely by AMG Oil in return for the other joint venture participants, Trans-Orient Petroleum Ltd. and the Registrant, extending the time for AMG Oil to exercise the drilling option to acquire a further 50% interest on PEP 38256 until October 31, 1999. AMG Oil's funding of the ongoing costs includes an independent evaluation of the permit by the Geology Department of the University of Canterbury, New Zealand. The participants are currently conducting interpretation and mapping of the recently acquired seismic.

PAPUA NEW GUINEA

Petroleum Prospecting License PPL 192 (40%), Operator: Indo-Pacific
Energy Ltd

     The Registrant has a 40% participating interest in, and is the operator of, PPL 192. The other participants in PPL 192 are Trans-Orient Petroleum Ltd. (20%), Durum Cons. Energy Corp (20%) and Mosaic Oil NL. (20%).

     The participants are to acquire approximately 60 miles of 2D seismic to delineate two prospects: Kamu and Douglas and to further evaluate the Langia gas discovery. The seismic should also tie the Kamu and Douglas prospects to the Langia gas discovery. The cost to acquire the seismic is estimated to be $1.3 million of which the Registrant's proportionate share is $600,000. The acquisition of the seismic will more than meet the license requirement to acquire 30 miles of seismic in Year 3.

     Social mapping and logistics planning is currently underway in preparation for the seismic program.

Petroleum Prospecting Licence PPL 215 (40%), Operator: Indo-Pacific
Energy Ltd.

     On May 6, 1999, the Papua New Guinea Government awarded to the Registrant and its joint venture partners the exploration permit PPL
215. Aside from the Registrant's 40% interest in this 600,000 acre permit, the other interest holders are Mosiac Oil (20%) and Trans-Orient Petroleum Ltd. (40%). PPL 215 is located in a lightly explored but strategically situated area in the foreland of the Papuan Basin, where several recent drilling results in offsetting acreage have shown there is good potential for entrapment of both oil and gas.

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

AUSTRALIA

Petroleum Permit Area AC 98-3 Operator: Indo-Pacific Energy Ltd.

     On June 3, 1999, the Northern Territory Department of Mines and Petroleum awarded permit AC 98-3 in the Timor Sea to the Registrant as Operator (65%) and Mosaic Oil NL (35%).

     The Permit, of approximately 18,000 acres is awarded for six years subject to the Registrant fulfilling the minimum work requirements. In the first year, these requirements comprise the purchase of geological and geophysical data and the completion of geological and geophysical studies. In the second year, they comprise the reprocessing of 30 km of 2D seismic data and completion of AVO and pre-stack depth migration studies over the test line. In the third year, they comprise the acquisition of 20 km of new 2D seismic and the integration and interpretation in the existing database. In year four, the obligation is to acquire 20 km new 2D seismic to high grade prospects and in the fifth year, comprises a re-evaluation and re-interpretation of seismic data. In year six, one well must be drilled.

Trends and Prices

     The Registrant's revenues, cash flows and ability to attract farm-in partners are affected by changes in oil and gas prices. The markets for oil and gas have historically been, and will continue to be, volatile. Prices for oil and gas typically fluctuate in response to relatively minor changes in supply and demand, market uncertainty, seasonal, political and other factors beyond the control of the Registrant. The Registrant is unable to accurately predict domestic or worldwide political events or the effects of such other factors on the prices received by the Registrant for its oil and gas. The Registrant historically has not entered into transactions to hedge against changes in oil and gas prices, but may elect to enter into hedging transactions in the future to protect against fluctuations in oil and gas prices. Industry conditions deteriorated significantly during 1998 as a result of declining oil prices and weakening gas prices. There was an excess supply of, and reduced demand for, crude oil worldwide. This excess supply placed downward pressure on oil prices worldwide. Natural gas prices also declined, primarily due to decreased demand and normal seasonal conditions. There has been significant improvement in oil & gas prices during the first seven months of 1999, with current oil prices (for WTI) being around $20 per barrel. However, there is substantial uncertainty regarding future oil and gas prices. There can be no assurance that oil and gas prices will not further decline in the future. If the decline in crude oil and natural gas prices worsens or continues for a protracted period, it would adversely affect the Registrant's revenues, income and cash flows from operations. Also, if prices stay at present levels for an extended period of time or decline further, the Registrant may delay or postpone certain of its capital projects.

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


ITEM 2.   CHANGES IN SECURITIES.

     There were no changes in securities during the quarter.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     The Registrant has no debt securities outstanding.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual general meeting (the "Meeting") of the Registrant was held on June 23, 1999. The matters voted on, and the results of the votes for, against and withheld with respect to each matter, consisted of the following:

     1. Shareholders appointed Sadovnick Telford & Skov as auditors for the ensuing year and authorized the directors to fix their remuneration, votes cast in favor: 22,484,090, against: 250,495 and withheld: 192,803.

     2. The election of the following directors were approved by Ordinary Resolution:

                              Votes          Votes
                              For            Against   Withheld

(a)  Dr. David Bennett        22,528,771     0         398,617
(b)  Ronald Bertuzzi          22,484,441     0         442,947
(c)  Alex Guidi               22,490,652     0         436,736
(d)  Brad Holland             22,478,121     0         449,267

     3. Providing a general authority to the directors to grant incentive stock options to insiders of the Registrant and to amend any existing and future incentive stock option agreements with insiders of the Registrant on terms and conditions to be determined by the directors, votes cast in favour: 20,775,387, against: 1,821,713 and withheld: 327,788.


ITEM 5.   OTHER INFORMATION.

     There is no other material information.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits filed with this Form 10-Q are:

          27   Financial Data Schedule

     Other documents are incorporated by reference to the filing are Form 10-K at December 31, 1998, and Form 10-Q at June 30, 1998.

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the six months ended June
30, 1999.


INDEX TO EXHIBITS

Exhibit No.         Description of Exhibit

     27             Financial Data Schedule



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

INDO-PACIFIC ENERGY LTD.



By: /s/ Alex Guidi                 August 10, 1999
    Alex Guidi, Chairman



By: /s/ Mark Katsumata             August 10, 1999
    Mark Katsumata, Secretary