Form 10-Q
period 1999-09-30
INDO PACIFIC ENERGY LTD
filed 1999-11-19
CIK 1041829

======================================================================

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                             Form 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ending September 30, 1999

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


                Suite 1200, 1090 West Pender Street
                   Vancouver, B.C. Canada V6E 2N7
             (Address of principal executive offices.)


Registrant's telephone number including area code: (604) 682-6496

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
     None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
     Common shares without par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                        Yes [X]       No [  ]

The number of common shares without par value outstanding on September 30, 1999 was 28,262,398 shares.

======================================================================

                PART 1         FINANCIAL INFORMATION

Item 1 Unaudited Consolidated Financial Statements for the Period Ended September 30, 1999

                      INDO-PACIFIC ENERGY LTD.
                    Consolidated Balance Sheets
                (Unaudited - Prepared by Management)
                 (Expressed in United States Dollars)

As at September 30,                     1999           1998
ASSETS
Current
Cash and short-term deposits            $  6,298,153   $  8,259,610
Accounts receivable                          141,737        108,633
Marketable securities                        279,191        853,083
Due from related parties                     334,357         51,267
Prepaid expenses and deposits                 12,948          5,793
                                        ------------   ------------
                                           7,066,386      9,278,386

Investments                                  132,500      2,750,000
Petroleum and natural gas properties       3,437,592      3,357,348
Property and equipment                       156,950        137,427
                                        ------------   ------------

TOTAL ASSETS                            $ 10,793,428   $ 15,523,161
                                        ============   ============
LIABILITIES
Current
Accounts payable and accrued
 liabilities                            $    116,704   $     34,719
                                        ------------   ------------
TOTAL LIABILITIES                            116,704         34,719
                                        ------------   ------------
STOCKHOLDERS' EQUITY
Common stock, no par value;
100,000,000 shares authorized;
Issued and outstanding at September 30,
  1999 and 1998: 28,262,398 shares        18,245,867     18,253,992
Accumulated deficit                       (6,927,759)    (5,735,558)
Accumulated other comprehensive
 income (loss)                              (641,384)     2,970,008
                                        ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                10,676,724     15,488,442
                                        ------------   ------------
Total Liabilities and
 Stockholders' Equity                   $ 10,793,428   $ 15,523,161
                                        ============   ============

                      INDO-PACIFIC ENERGY LTD.
  Consolidated Statements of Loss and Comprehensive Income (Loss)
                (Unaudited - Prepared by Management)
                 (Expressed in United States Dollars)

For the Nine Month Periods Ended September 30,     1999           1998
REVENUES
Petroleum and natural gas sales                    $    207,594   $   181,125
Interest income                                         249,411       285,824
                                                   ------------   -----------
                                                        457,005       466,949
                                                   ------------   -----------
COST OF SALES
Production costs                                         43,949        38,606
Depletion                                                77,500        62,957
Write-off of oil and gas properties                     391,699            -
                                                   ------------   -----------
                                                        513,148       101,563
                                                   ------------   -----------
                                                        (56,143)      365,386
                                                   ------------   -----------
EXPENSES
Accounting and audit                                     16,375        29,562
Compensation recovery                                    (8,125)     (129,000)
Consulting fees                                          15,986        37,778
Corporate relations and development                      34,667        53,896
Depreciation                                             48,348        38,366
Filing and transfer agency fees                           3,481         5,856
Foreign exchange loss                                    15,580        71,222
Legal fees                                               37,297        97,029
Management fees                                              -             -
Office and miscellaneous                                 75,720        98,554
Printing                                                 66,849       107,936
Rent                                                     45,030        57,147
Telephone                                                28,467        36,986
Travel                                                   40,014        51,450
Wages and benefits                                      103,524        41,629
Recovery of general and
 administrative expenses                               (123,149)      (89,331)
                                                   ------------   -----------
                                                        400,064       509,080
                                                   ------------   -----------
Net loss for the period                                (456,207)     (143,694)
Other comprehensive income (loss):
 Unrealized gain (loss) on marketable
 securities and investments                          (2,203,184)    2,882,441
                                                   ------------   -----------
Comprehensive income (loss)
 for the period                                    $ (2,659,391)  $ 2,738,747
                                                   ============   ===========
Basic and diluted loss per share                   $      (0.02)  $     (0.01)
                                                   ============   ===========

                      INDO-PACIFIC ENERGY LTD.
               Consolidated Statements of Cash Flows
                (Unaudited - Prepared by Management)
                 (Expressed in United States Dollars)

For the Nine Month Periods Ended September 30,     1999           1998
OPERATING ACTIVITIES

Net loss for the period                            $   (456,207)  $   (143,694)
Adjustments to reconcile net loss to
 cash applied to operating activities:
 Compensation recovery                                   (8,125)      (129,000)
 Depletion                                               77,500         62,957
 Depreciation                                            48,348         38,366
 Write-off of oil and gas properties                    391,699             -
Changes in non-cash working capital:
 Accounts receivable                                    (39,543)        25,841
 Due from related parties                              (288,196)       101,106
 Prepaid expenses and deposits                           (3,913)         3,676
 Accounts payable and accrued
  liabilities                                           (40,192)       (10,985)
                                                   ------------   ------------
Net cash used in operating activities                  (318,629)       (51,733)
                                                   ------------   ------------
FINANCING ACTIVITIES
Common stock issued for cash                                 -           9,774
Cancellation of previously
 issued common stock                                         -          (3,258)
                                                   ------------   ------------
Net cash provided by financing
 activities                                                  -           6,516
                                                   ------------   ------------
INVESTING ACTIVITIES
Purchase of marketable securities                            -        (149,565)
Purchase of investments                                (420,000)      (250,000)
Petroleum and natural gas properties                 (1,086,845)    (1,490,466)
Property and equipment                                  (71,222)       (60,549)
                                                   ------------   ------------
Net cash used in investing activities                (1,578,067)    (1,950,580)
                                                   ------------   ------------
NET DECREASE IN CASH DURING THE PERIOD               (1,896,696)    (1,995,797)

CASH POSITION - BEGINNING OF PERIOD                   8,194,849     10,255,407
                                                   ------------   ------------
CASH POSITION - END OF PERIOD                      $  6,298,153   $  8,259,610
                                                   ============   ============

                      INDO-PACIFIC ENERGY LTD.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited - Prepared by Management)
(Expressed in United States Dollars)

For the Nine Month Periods Ended September 30, 1999 and 1998

                                                   Accumulated
                                     Other         Total
              Common Stock           Accumulated   Comprehensive  Stockholders'
           Shares      Amount        Deficit       Income (Loss)  Equity
Balance at
 12/31/98  28,262,398  $ 18,253,992  $ (6,471,552)  $  1,561,800  $ 13,344,240

Net compensation
 recovery from
 stock options               (8,125)                                    (8,125)
Net loss during
 the period                              (456,207)                    (456,207)
Unrealized loss
 on marketable
 securities and
 investments                                          (2,203,184)   (2,203,184)
           ----------  ------------  ------------   ------------  ------------
Balance at
 09/30/98  28,262,398  $ 18,245,867  $ (6,927,759)  $   (641,384) $ 10,676,724
           ==========  ============  ============   ============  ============

Balance at
 12/31/97  28,262,398  $ 18,376,476  $ (5,591,864)  $     87,567  $ 12,872,179

Common stock
 issued for
 private
 placements 1,406,250         9,774                                      9,774
Cancellation of
 of previously
 issued common
 stock     (1,406,250)       (3,258)                                    (3,258)
Net compensation
 recovery from
 stock options             (129,000)                                  (129,000)
Net loss during the
 period                                  (143,694)                    (143,694)
Unrealized gain on
 marketable securities
 and investments                                       2,882,441     2,882,441
           ----------  ------------  ------------   ------------  ------------
Balance at
 09/30/98  28,262,398  $ 18,253,992  $ (5,735,558)  $  2,970,008  $ 15,488,442
           ==========   ===========  ============   ============  ============

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Registrant (OTCBB symbol: INDX) is an independent oil and gas exploration and production company focused exclusively in the Austral-Pacific region. The business of the Registrant was organized in 1996. In New Zealand, the Registrant has varying participating interests in 6,620,000 acres of onshore exploration permits and a five percent participating interest in onshore petroleum mining permit 38148, Taranaki Basin, North Island. In Australia, the Registrant has varying interests in 522,160 acres of offshore exploration permits and in Papua New Guinea, varying interests in 2,170,000 acres of onshore exploration permits.

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

     Property maps: see www.indopacific.com

     Shareholder relations:

          Mr. Gary Saik
          Tel: 604-609-3361
          Fax: 604-682-1174
          Email: gs@indopacific.com

     The Registrant has experienced losses in each fiscal period on which it has reported. Its main source of capital is the issuance of equity securities. Total losses incurred from incorporation to December 31, 1998 were $6,471,552. Net loss for the nine month period ended September 30, 1999 was $456,207 ($ 0.02 per share).

Operating Revenue

1) Operating Revenue

     Gross oil production revenue from PMP 38148 for the nine month period ended September 30, 1999 was $198,112 (period ended September 30, 1998 $177,558). The increase is due to a rise in production volume from 4,711 barrels to 5,337 barrels, plus a rise in the average oil sale price of US$7.48 per barrel of oil to US$17.86 per barrel. Additional revenue from gas production was received for the nine month period ended September 30, 1999 of $9,482 (period ended September 30, 1998: $3,567).

Interest Income

     Interest income for the nine month period ended September 30, 1999 was $249,411 (September 30, 1998: $285,824).

Costs and Expenses

     Property exploration expenditure and New Zealand development expenditure were:

                    Expenditure for     Expenditure for
                    the Period Ended    the Year Ended
Country             September 30, 1999  December 31, 1998

New Zealand
   Exploration      $ 850,931           $ 828,604
   Development         50,358             198,064


Australia
   Exploration         49,700             862,413

Papua New Guinea
   Exploration        182,596              11,949

China                     Nil                 Nil

     General and administrative expenses for the year ended December 31, 1998 were $510,384. For the nine month period ended September 30, 1999, general and administrative expenses were $400,064 (September 30, 1998: $509,080).

     Amortization and depletion expense for year ended December 31, 1998 was $148,875, while the amortization and depletion expense for the nine month period ended September 30, 1999 was $125,848 (September 30, 1998: $101,323).

Interest Expense

     There is no borrowing and consequently no interest expense.

Liquidity

     The Registrant has maintained adequate liquidity to fund its expenditure programs in the past and has no reason to conclude that this will not continue for fiscal 1999. Given the Registrant's future capital commitments it is anticipated that the Registrant will need to secure future outside sources of capital to fund the ongoing operations after fiscal 1999. At this time the Registrant has not identified these sources of outside capital and while the Registrant has been successful in attracting new capital in the past, there can be no assurances that the Registrant will be able to attract sufficient capital in the future. Should the Registrant fail to attract sufficient capital to fund its ongoing operations the Registrant will have to reduce its exploration activities and operations where possible in order to conserve capital. In certain instances, the reduction of exploration activity may lead to the surrender of currently held permit areas.

     At December 31, 1998, the Registrant had $10,390,218 in working capital as compared with $10,827,096 at December 31, 1997. At September 30, 1999, working capital was $6,949,682 (September 30, 1998:
$9,243,667) while cash reserves are $6,298,153 (September 30, 1998:
$8,259,610). Expenditures to the Registrant's properties for the nine month period ended September 30, 1999 were $1,133,585.

Capital Resources

     Material capital commitments to December 31, 1999 are more
described in Item 1   Business - Plan of Operations of the Registrant's
Form 10-K for the fiscal year ended December 31, 1998. For the Registrant's 1999 fiscal year ended December 31, 1999, the Registrant's permit obligations require US$1,350,000 in total work commitments to the properties. The Registrant plans on spending an additional US$615,000 above the obligatory amount on exploration projects meriting the extra expenditure. However, of the amounts required to meet obligations, approximately US$295,000 will not be expended in 1999 as the licenses on which the expenditure was required have been relinquished. The Registrant has no other anticipated capital expenditures of a material amount. However, the Registrant intends to acquire additional petroleum interests which may give rise to further capital expenditures.

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

Material changes on petroleum properties during the period were:

NORTH ISLAND, NEW ZEALAND, ONSHORE EAST COAST BASIN

Petroleum Exploration Permit 38328 (40%), Operator: Indo-Pacific Energy
Ltd.

     Through the past acquisition of nearly 200 miles of new seismic, reprocessing of over 200 miles of existing seismic and the completion of a variety of geological studies, a number of exploration leads and prospects have been identified. During the year, the Registrant concentrated its exploration efforts within this permit on three prospects: the Napier, Whakatu and Mai Mai by collecting 25 miles of new seismic data over these areas. Subsequent processing and mapping of the seismic confirms Whakatu as a drillable prospect with the other prospects also considered as possible future drilling sites. During the nine month period ended September 30, 1999, the participants in this permit negotiated land access and have obtained resource consents to drill a well to test the Whakatu-1 Prospect. The consents have all been received and drilling is expected to commence in early January 2000 to a target depth of 2000m (6,500 feet) where the parties have calculated a possible reserve estimate of 200 BCF of gas or 100 million barrels of oil. During the nine month period ended September 30, 1999, the Registrant spent $154,999 which includes well preparation and inventory purchases for the drilling of the Whakatu-1. The Registrant's portion of the costs to drill the Whakatu-1 is estimated to cost $350,000.

Petroleum Exploration Permit 38332 (42.5%), Operator: Indo-Pacific
Energy Ltd.

     The Boar Hill prospect which has been defined by earlier seismic mapping is being considered as a possible drilling target by the permit participants. During the previous quarter, reservoir studies were undertaken on samples from the area around this prospect. The field studies are being conducted with the goal of determining a suitable future drilling location. The Boar Hill prospect may be drilled in the first quarter of 2000 to a target depth of 1000 metres or 3,250 feet.

Petroleum Exploration Permit 38335 (10.0%), Operator: Westech Energy
Corp.

     The Registrant acquired a 10% interest in this 101,887 acre permit over an area previously covered by Petroleum Prospecting Licence 38312, in which the Registrant participated in the drilling of the Waitaria-1 well. It is intended to acquire seismic over the area of the Waitaria prospect to better delineate the prospect for drilling in the future. Everest Energy Inc. and Asia Pacific Oil Sdn. Bhd. assigned interests and operatorship to Westech Energy Corp. in September 1999. Twenty kilometers of new seismic will be acquired at the earliest opportunity at an estimated minimum cost to the Registrant of $9,500.

NORTH ISLAND, NEW ZEALAND, ONSHORE TARANAKI BASIN

Petroleum Mining Permit PMP 38148 (5%), Operator: New Zealand Oil & Gas

     See Operating Revenue for petroleum sales.

     The Ngatoro-1 well workover was completed successfully in mid-June, adding approximately 280 barrels of oil per day to production. The joint venture participants have also approved a work over of the Ngatoro-9 and Ngatoro-6 production wells. The Registrant's portion of costs for the work over of the Ngatoro-9 well is budgeted at $5,000. The Registrant's portion of costs for the work over of the Ngatoro-6 well is budgeted at $3,000.

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

     The Registrant holds a 19.8% interest in the well and permit area. A farm out agreement with Australian Worldwide Exploration N.L. and sale of a five percent interest for US$150,000 to Antrim Oil and Gas Limited of Calgary, Alberta reduced exposure to about 10% of well cost of approximately $3.4 million.

     Seismic has also detailed the shallower Oru Prospect to the south of the Crown Prospect. The Oru Prospect may be drilled late in 1999.

     A farm out agreement with Antrim Oil and Gas Ltd. and Swift Energy New Zealand Ltd. for 7.5% of the permit is in the process of negotiations.

     On September 3, 1999, the Ministry of Commerce approved a Change of Conditions to the work program which enables the Joint Venture to undertake geological and geophysical studies and, prior to January 29, 2000, either submit for approval an ongoing work program for the final permit year, or surrender the permit.

Petroleum Exploration Permit PEP 38736 (50%), Operator: Indo-Pacific
Energy Ltd.

     The Registrant has acquired a 50% participating interest in, and is the operator of, PEP 38736. This permit was awarded on July 14, 1999 to the Registrant and Millenium Oil and Gas Ltd. for a five-year term. It is adjacent to PEP 38723 which is held by the Registrant (40%) and Trans-Orient Petroleum Ltd. (40%). The Registrant has applied for an extension of the PEP 38736 area to incorporate the area previously held as the PEP 38706 appraisal area, which permit was relinquished in August 1999. (See Item 5).

     The joint venture must complete geological and geophysical work and acquire at least 8 km of new seismic by January 2001.

Petroleum Exploration Permit PEP 38720 (50%), Operator: Indo-Pacific
Energy Ltd.

     The Registrant has a 50% participating interest in, and is the operator of, PEP 38720. The other participant in PEP 38720 is Trans-Orient Petroleum Ltd. (50%). During the nine month period ended September 30, 1999, the Registrant expended $36,827 which included costs associated with acquiring the necessary permitting to drill the Clematis 1 well. The Clematis-1 well is scheduled to spud in late November 1999 to be drilled to a target depth of 1600 m. The cost attributable to the Registrant for drilling the well is budgeted at
US$750,000 including logging and casing.   The permit also includes the
deeper and significant Waitoriki Prospect, which could hold potential reserves of 200 Bcf of gas at 13,000 feet, and is situated directly under a major gas pipeline. Permitting and planning preparation is complete for this drilling project, and the Registrant is in negotiations to secure farm-in partners to participate in the drilling of this deeper formation at some future date.

     The drilling of Clematis-1 will fulfill the current permit work obligation.

SOUTH ISLAND, NEW ZEALAND, CANTERBURY BASIN

Petroleum Exploration Permit PEP 38256 (35%), Operator: Indo-Pacific
Energy Ltd.

     In February 1999, the Registrant and its joint venture partners, AMG Oil Ltd. (30%) ("AMG Oil") and Trans-Orient Petroleum Ltd. (35%) ("Trans-Orient") completed a 165 mile 2D seismic program as a second stage follow up survey to the joint venture's earlier 120 mile seismic survey. The second phase of seismic surveys were paid solely by AMG Oil in return for the other joint venture participants, Trans-Orient and the Registrant, extending the time for AMG Oil to exercise the drilling option to acquire a further 50% interest on PEP 38256 until October 31, 1999; this date has recently been extended to May 31, 2000. AMG Oil's funding of the ongoing costs includes an independent evaluation of the permit by the Geology Department of the University of Canterbury, New Zealand. The participants are currently conducting interpretation and mapping of the recently acquired seismic.

One half of the original area must be relinquished by August 25, 2000, in addition to that required upon renewal of the permit.

PAPUA NEW GUINEA:

Petroleum Prospecting Licence PPL 192 (40%), Operator: Indo-Pacific
Energy Ltd

     The Registrant has a 40% participating interest in, and is the operator of, PPL 192. The other participants in PPL 192 are Trans-Orient Petroleum Ltd. (20%), Durum Cons. Energy Corp (20%) and Mosaic Oil N.L. (20%).

     The participants are currently acquiring approximately 55 miles of 2D seismic to delineate two prospects: Kamu and Douglas and to further evaluate the Aiemu lead. The seismic should also tie the Kamu and Douglas prospects to the Langia gas discovery. During the nine month period ended September 30, 1999, the Registrant expended $123,302 on this permit which included acquiring the seismic. The total cost to acquire the seismic is estimated to be $650,000 of which the Registrant's proportionate share is $260,000. The acquisition of the seismic will more than meet the license requirement to acquire 30 miles of seismic in Year 3, and a portion of this program will count towards the requirement to acquire seismic in the adjacent PPL 215.

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

     The seismic program over PPL 192 will also acquire 18 miles of seismic for PPL 215 at a cost to the Registrant of approximately
$44,000.

AUSTRALIA

Petroleum Permit Area AC/P31, Operator: Indo-Pacific Energy Ltd.

     On September 12, 1999, the Northern Territory Department of Mines and Petroleum formally awarded permit AC/P31 in the Timor Sea to the Registrant as Operator (65%) and Mosaic Oil NL (35%).

     The Permit, consisting of approximately 18,000 acres, is awarded for six years subject to the Registrant fulfilling the minimum work requirements. In the first year, these requirements comprise the purchase of geological and geophysical data and the completion of geological and geophysical studies. In the second year, they comprise the reprocessing of 30 km of 2D seismic data and completion of AVO and pre-stack depth migration studies over the test line. In the third year, they comprise the acquisition of 20 km of new 2D seismic and the integration and interpretation in the existing database. In the fourth year, the obligation is to acquire 20 km of new 2D seismic to high grade prospects and in the fifth year, comprises a re-evaluation and re-interpretation of seismic data. In the sixth year, one exploration well must be drilled

Petroleum Permit Area VIC/P39

     After extensive geological and geophysical work in this permit the participants have determined that there is a lack of sufficient prospectivity in this permit area. This conclusion has resulted in the Joint Venture's formal offer to surrender the license. The Joint Venture awaits a response from the Federal Government of Australia.

Trends and Prices

     The Registrant's revenues, cash flows and ability to attract farm-in partners are affected by changes in oil and gas prices. The markets for oil and gas have historically been, and will continue to be, volatile. Prices for oil and gas typically fluctuate in response to relatively minor changes in supply and demand, market uncertainty, seasonal, political and other factors beyond the control of the Registrant. The Registrant is unable to accurately predict domestic or worldwide political events or the effects of such other factors on the prices received by the Registrant for its oil and gas. The Registrant historically has not entered into transactions to hedge against changes in oil and gas prices, but may elect to enter into hedging transactions in the future to protect against fluctuations in oil and gas prices. Industry conditions deteriorated significantly during 1998 as a result of declining oil prices and weakening gas prices. There was an excess supply of, and reduced demand for, crude oil worldwide. This excess supply placed downward pressure on oil prices worldwide. Natural gas prices also declined, primarily due to decreased demand and normal seasonal conditions. There has been significant improvement in oil & gas prices during the first nine months of 1999, with current oil prices (for WTI) being around $20 per barrel. However, there is substantial uncertainty regarding future oil and gas prices. There can be no assurance that oil and gas prices will not further decline in the future. If the decline in crude oil and natural gas prices worsens or continues for a protracted period, it would adversely affect the Registrant's revenues, income and cash flows from operations. Also, if prices stay at present levels for an extended period of time or decline further, the Registrant may delay or postpone certain of its capital projects.

Year 2000 Compliance

     The Registrant is currently conducting a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Registrant's programs that have time-sensitive software may recognize a date using '00' as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Based upon the Registrant's current review of its systems, the Registrant does not believe that the Year 2000 problem will pose a material operations problem for the Registrant. The Registrant's computer software providers have assured the Registrant that all of the Registrant's software is or will be Year 2000 compliant (i.e. will function properly in the year 2000 and beyond). Because the Registrant believes that it has no material internal Year 2000 problems, the Registrant has not expended and does not expect to expend a significant amount of funds to address Year 2000 issues. It is the Registrant's policy to continue to review its suppliers' Year 2000 compliance and require assurance of Year 2000 compliance from new suppliers; however, such monitoring does not involve a significant cost to the Registrant. The Registrant's sole source of oil & gas sales revenue is from its 5% interest in Petroleum Mining Permit ("PMP"). With regard to the Registrant's interest in PMP 38148, the Registrant is presently dependent on Fletcher Challenge Energy Limited ("Fletcher") for the sale and payment of the Registrant's oil and natural gas revenues. Fletcher is in turn dependent on various third parties for delivery and payment. The Registrant will request written assurances from Fletcher that it has examined their own Year 2000 issues. However, as of the date of this report, the Registrant has not requested such an assurance. It should be emphasized that no assurance can be given at this time that Fletcher is or will be Year 2000 compliant. In the event that Fletcher was to have a material Year 2000 problem, the Registrant believes that the foreseeable consequences would be a temporary delay in revenue collection caused by an interruption in computerized billing and collecting which may have a short term impact on the Registrant's revenues. As yet, the Registrant does not have any contingency plan to address this possibility.

PART II                  OTHER INFORMATION

Item 1    Legal Proceedings

     There are no material legal proceedings commenced or maintained by, or against, the Registrant.

Item 2    Changes in Securities

     There were no changes in securities during the quarter.

Item 3    Defaults Upon Senior Securities

     The Registrant has no debt securities outstanding.

Item 4    Submission of Matters to a Vote of Security Holders

     None.

Item 5    Other Information

     Millennium Oil & Gas Limited ("Millenium") is a private company incorporated in New Zealand. Mrs. Jenni Lean, wife of Dave Bennett, is the sole shareholder, officer and director of Millennium. Since the date of awarding the permit the parties have decided to transfer Millenium's interest to the Registrant at no cost to the Registrant.

     There is no other material information.

Item 6    Exhibits and Reports on Form 8-K

     (a)  Exhibits filed with this Form 10-Q are:

          27   Financial Data Schedule

     Other documents are incorporated by reference to the filing are Form 10-K at December 31, 1998, and Form 10-Q at September 30, 1998.

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended
September 30, 1999.


                         INDEX TO EXHIBITS

Exhibit No.    Description of Exhibit

     27   Financial Data Schedule

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.





INDO-PACIFIC ENERGY LTD.



By:  /s/ David Bennett         November 19, 1999
     David Bennett, President



By:  /s/ Mark Katsumata        November 19, 1999
     Mark Katsumata, Secretary