Form 10-K
period 1999-12-31
INDO PACIFIC ENERGY LTD
filed 2000-04-12
CIK 1041829

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-K

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1999.

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

 Securities to be registered pursuant to Section 12(b) of the Act:
                                NONE


 Securities to be registered pursuant to Section 12(g) of the Act:

                            Common Stock
                       (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.   Yes
[X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K: Yes [ ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 28, 2000, was approximately $10,456,656. As of March 28, 2000 the Registrant had 28,262,398 shares outstanding without par value.

Documents Incorporated by Reference: None

                               PART I

ITEM 1. BUSINESS

Safe Harbor Provisions

Except for the description of historical facts contained herein, this Form 10-K contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 concerning future activities, of the Registrant and the Registrant's future prospects, that involve risks and uncertainties, including the possibility that the Registrant will:
(i) be unable to find commercial quantities of hydrocarbons, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and under ITEM 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and from time to time in the Registrant's future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.

General Development of the Business

The Registrant is an oil and gas exploration company based in Vancouver, British Columbia, Canada with interests in the Austral-Pacific region in hydrocarbon properties described in Item 2. The Registrant is to a lesser extent involved in the development and production of hydrocarbons. Total production revenue for the year ended December 31, 1999 was $314,698. The majority of the Registrant's properties are in the exploration stage. The Registrant's focus is on the acquisition, exploration and development of properties in the Austral- Pacific region.

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

In April 1995, control of the Registrant was acquired by Mr. Alex Guidi, who is currently a member of the board of directors and the principal shareholder of the Registrant. On May 9, 1995 the name of the Registrant was changed to its current name. A subdivision of its common shares on a 1.5 new for one old basis occurred on April 15, 1996 and a further subdivision of its common shares on a two new for one old basis on May 31, 1996 occurred. The Registrant began to acquire its current hydrocarbon assets in 1996.

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

From 1996 to 1999, the Registrant acquired interests in petroleum exploration licences and permits in New Zealand, Australia and Papua New Guinea. The Registrant also acquired the outstanding shares of Ngatoro Energy Limited [formerly, Minora Energy (New Zealand) Limited] and entered into an agreement with China National Oil and Gas Exploration and Development Corporation for a Technical Study Agreement in the Nanling and Wuwei basins, Anhui province, China. The exploration of certain of the petroleum interests commenced in 1996. The Registrant continues to acquire and explore petroleum interests.

On January 31, 2000 the Registrant announced that it had entered into a letter of intent to acquire all the exploration permit interests (the "Assets") of Trans-Orient Petroleum Ltd. The terms of the formal agreement (the "Agreement") have been finalized with formal closing of the Agreement expected to occur on or about March 31, 2000 while the effective date of the Agreement is January 1, 2000. The Agreement is subject to ratification by the shareholders of Trans-Orient Petroleum Ltd. at a General Meeting of the shareholders to be held on May 23, 2000. Pending May 23, 2000, the parties shall not deal with the exchanged consideration in a way which makes effective rescission of the Agreement impossible and in particular Trans-Orient Petroleum Ltd. shall not deal with the Registrant's securities received and the Registrant shall not sell, transfer, mortgage or otherwise encumber the Assets except with the consent of Trans-Orient Petroleum Ltd. which Trans-Orient Petroleum Ltd. will give for all transactions which can be said to be in the ordinary course of business. In the event the Trans-Orient Petroleum Ltd. shareholders do not approve the Agreement by a requisite extraordinary majority or in the event that a sufficient number of Trans-Orient Petroleum Ltd. shareholders exercise dissent rights which, in the opinion of Trans-Orient Petroleum Ltd. acting reasonably, makes the transaction financially impractical then the parties agree that Trans-Orient Petroleum Ltd. and its affiliates who are parties hereto shall have the right, exercisable for seven days, to elect to rescind the transactions contemplated by the Agreement or alternatively to seek judicial direction as to those elements of the transaction which can be completed without requiring shareholders consent. While the Registrant believes that the transaction will be completed, there can be no guarantee that the acquisition of Trans-Orient Petroleum Ltd's Assets will be completed due to the necessity of shareholder ratification of the transaction by the shareholders of Trans-Orient Petroleum Ltd. Like the Registrant, Trans-Orient Petroleum Ltd. concentrated its exploration efforts within New Zealand, Australia and Papua New Guinea. The Assets being purchased by the Registrant consist of the following interests:

Permit Description            Participating Interest

New Zealand
     PEP 38328                     22.5%
     PEP 38332                     20%
     PEP 38335                     15%
     PEP 38339                     50%
     PEP 38720                     50%
     PEP 38723                     40%
     PEP 38256                     35%
Australia and ZOCA
     ZOCA 96-16                    10%
     AC/P 26                       35%
Papua New Guinea
     PPL 192                       20%
     PPL 157                        7.5%
     PPL 215                       40%
     PPL 213                        5%

The Registrant had, prior to the pending acquisition, already owned a partial interest in a majority of the permits acquired and was therefore familiar, from a technical and operational point of view, with the exploration merits of these interests. The value placed upon the Assets by the Registrant and Trans-Orient Petroleum Ltd. was $3,054,434 less an intercompany loan from the Registrant to Trans-Orient Petroleum Ltd. in the amount of $1,042,928; resulting in a net consideration payable by the Registrant to Trans-Orient Petroleum Ltd. of $3,053,179 (the "Purchase Price"). Under the terms of the Agreement, the Registrant will pay the Purchase Price to Trans-Orient Petroleum Ltd. as follows:

a) transferring 1,800,000 shares of AMG Oil Ltd. that the Registrant currently owns to Trans-Orient Petroleum Ltd. at a deemed value of $720,000;

b) transferring 600,000 shares of Gondwana Energy Ltd. that the Registrant currently owns to Trans-Orient Petroleum Ltd. at a deemed value of $20,000;

c) transferring 517,020 shares of Trans-Orient Petroleum Ltd. that the Registrant currently owns to Trans-Orient Petroleum Ltd. for cancellation;

d) reserving or causing its wholly owned subsidiary to reserve, in favour of Trans-Orient Petroleum Ltd. a 1% gross overriding royalty ("GORR") on the interest transferred on any hydrocarbon production from the following permits: ZOCA 96-16, AC/P 26, PPL 192, PPL 157, PPL 213, PPL 215 and a 2% GORR on any hydrocarbon production from the following properties: PEP 38328, PEP 38332, PEP 38335, PEP 38339, PEP 38720, PEP
38723, PEP 38256, and a 5 % GORR on any wells drilled within one kilometer of the Whakatu-1 well located on License PEP 38328 in Hawkes Bay, New Zealand.

e) allotting and issuing 4,184,224 Units to Trans-Orient Petroleum Ltd. Each Unit consists of one common share and one "A" Warrant. Each "A" Warrant will entitle the holder to purchase one additional common share of the Registrant in consideration for $0.50 per common share exercisable up to the end of business on the day that is one year from the date of issuance and thereafter for $0.75 per common share up to the close of business on the day that is two years from the date of issuance. Upon the exercise of the "A" Warrants by Trans-Orient Petroleum Ltd., and subject to a commercial discovery having occurred on the Assets or the Subsidiary's Assets, the Registrant shall issue to Trans-Orient Petroleum Ltd. one "B" Warrant for each "A" Warrant exercised. The "B" Warrants shall be exercisable at a price of $1.50 for a period of one year from the date of issue of the "B" Warrants.

f) issuing additional units (the "Additional Units") to Trans-Orient Petroleum Ltd., excluding any existing issued warrants and options, if within 12 months from the closing date of the transaction, the registrant completes equity financings (the "Equity Financings") in the aggregate amount of not less than $500,000, at an average price (the "Average Price") per share or unit issued of less than $0.50 per share or unit. If the Registrant completes the Equity Financings, then it shall issue the number of Additional Units, excluding additional B Warrants, that Trans-Orient Petroleum Ltd. would have been entitled to receive had the Units been issued to Trans-Orient Petroleum Ltd. at the Average Price;

g) granting the right for Trans-Orient Petroleum Ltd. to participate in up to 25% of any Equity Financing made by the Registrant up until December 31, 2001, provided that such right is not in contradiction to any condition of a third party arms-length Equity Financing; and

h) the Registrant shall meet all ongoing costs accruing to Trans-Orient Petroleum Ltd.'s account after December 31, 1999, and shall hold Trans-Orient Petroleum Ltd. harmless from any loss or claim arising out of activities on the Assets or the Subsidiaries Assets after the closing date of the transaction.

The Registrant's operations are conducted through its wholly owned subsidiaries, as described below:

                      Indo-Pacific Energy Ltd.

Source Rock Holdings Limited            Indo Overseas Exploration
                                        Limited (B.C.)

Indo-Pacific Energy (NZ) Limited        Indo-Pacific Energy (PNG) Ltd.

Indo-Pacific Energy Pty. Ltd. (Aust.)   Ngatoro Energy Limited PEP
                                        38716 Limited

Unless the context indicates otherwise, the "Registrant" will refer to Indo-Pacific Energy Ltd. and its subsidiaries.

All monetary amounts contained in this Statement are, unless otherwise indicated, expressed in United States dollars. On December 31, 1999 the closing rate for Canadian dollars was US$1.00 for CDN$1.4433. Rates of exchange are obtained from the Bank of Canada and believed by the Registrant to approximate closely the rates certified for customs purposes by the Federal Reserve Bank in New York. See Item 6. Selected Financial Data - Exchange Rates.

Sales and Operating Revenues

Except for the Registrant's interest in Petroleum Mining Permit ("PMP") 38148, the Registrant's petroleum permits are in the exploration stage and do not generate any production revenues. The Registrant holds a 5% participating interest and revenue interest in PMP 38148 located in the Taranaki Basin, North Island, New Zealand. The Registrant's share of production revenue from oil & gas sales from PMP 38148 was $487,941 for the year ended December 31, 1997, $234,168 for the year ended December 31, 1998 and $314,698 for the year ending December 31, 1999. Operating profits or (losses) were $509,192 for the year ended December 31, 1997, $(316,208) for the year ended December 31, 1998 and $(497,880) for the year ending December 31, 1999.

Acquisition, Exploration and Development Expenditures.

The Registrant incurred expenditures relating to the acquisition, exploration and development of its petroleum properties in the amounts of $1,064,976 for the year ended December 31, 1997, $1,901,030 for the year ended December 31, 1998 and $1,923,921 for the year ending
December 31, 1999 See ITEM 2 DESCRIPTION OF PROPERTIES for a description of the Registrant's properties.

Plan of Operations

The Registrant's Plan of Operations, and amounts to be spent in carrying out these operations for the 2000 fiscal year, are dependant on completing the purchase of Trans-Orient Petroleum Ltd.'s Assets. For this reason, the Registrant provides the table below which includes both a column "A" and column "B." Column A includes the planned operations and expenditures which the Registrant expects to incur on the basis that the purchase of Trans-Orient Petroleum Ltd.'s Assets is completed and the shareholder's of Trans-Orient Petroleum Ltd. ratify the Agreement. Column B reflects the planned operations and expenditures which are expected to be incurred if the purchase of the Trans-Orient Petroleum Ltd.'s Assets does not occur. Based on the forgoing the Registrant has committed to carry out, or plans to carry out the following work by the following date:

Anticipated Total Work Obligation Before December 31, 2000

                                                         Column A      Column B
Property       Description of Work                       (US$)         (US$)
Developed
 PMP 38148     Workovers of Ngatoro-1/-9/-11              51,250        51,250
Undeveloped
 PEP 38330     Seismic acquisition & studies              10,250        10,250
 PEP 38335     Seismic acquisition and 1 well            292,250[2]    116,900
 PEP 38328     Drill Whakatu-1 well & studies            432,750[2]    276,960
 PEP 38332     Seismic acquisition and 1 well            376,250[2]    255,850
 PEP 38736[1]
               Seismic acquisition & studies             131,000       131,000
 PEP 38716     Administration & geological studies        19,500        19,500
 PEP 38720     Well review & 3D seismic data purchase     65,000[2]     32,500
 PEP 38723     Seismic acquisition and 1 well            604,000[2]    302,000
 PEP 38339     Marine seismic acquisition                 80,500[2]     40,250
 PEP 38256     Drill 1 well                              868,750[2]    434,375
 AC/P19        3D seismic data purchase                  103,000       103,000
 AC/P31        Administration & geological studies         8,000         8,000
 AC/P26        Administration & geological studies        18,000[2]
 ZOCA 96-16    Drill 1 well (carried through cost)
                & administration                          22,500[2]
 PPL 192       Drill 1 well                            3,000,000[2]  2,000,000
 PPL 215       Administration & geological studies        67,500[2]     38,750
 PPL 157       Administration & geological studies        15,000[2]
 PPL 213       Administration & geological studies         9,000[2]
                                                       ---------     ---------
    TOTAL                                             $6,174,500[2] $3,820,585

[1] PEP 38736 includes the permit area formerly covered by PPL 38706. See ITEM 2 - DESCRIPTION OF PROPERTIES for a detailed discussion.

[2] The anticipated work obligation cost includes the anticipated cost for the interest of Trans-Orient Petroleum Ltd. which is in the process of being acquired by the Registrant.

Employees and Consultants

The Registrant employs six people in its Wellington New Zealand office. The persons employed in the Wellington office are the president and chief executive officer and four persons occupied with joint venture accounting, office management and New Zealand, Australian and PNG corporate affairs. The Registrant is also provided office space in Vancouver, B.C. in which one person is employed by the Registrant to provide shareholder relations. The Registrant also receives office use and management, reception, legal and accounting services from DLJ

Management Ltd. DLJ Management Ltd. maintains a Vancouver, B.C. office where it employs seven people who devote approximately 30% of their time to matters relating to the Registrant. DLJ Management Ltd. charges the Registrant for the services on a cost recovery basis.

In addition to the foregoing, the Registrant also receives technical services from exploration consultants. The principal consultants engaged by the Registrant are Bruce Morris, Roger Brand, David Francis and Carey Mills.

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

Hydrocarbon Tenures in New Zealand, Australia and Papua New Guinea

In New Zealand a prospecting license is a form of tenure held under the Petroleum Act 1937, the predecessor legislation to the Crown Minerals Act of 1991 and is, as the tenure expires, replaced by an exploration permit under the later legislation. In New Zealand, permits are granted for specified minerals to the successful bidder for that area, if gazetted, or the first applicant for that mineral in a specific area, and generally prescribe work to be performed over the term of the permit. In most cases, permits contain a work program approved by the Minister of Energy. Prospecting permits are limited forms of tenure granted under the Crown Minerals Act of 1991 for two years on conditions the Minister of Energy considers appropriate. The Registrant does not hold any prospecting permits. Under the Crown Minerals Act of 1991, the exploration permit, which replaced the prospecting license, grants the right to explore a specified mineral for a term of five years and may be extended for up to ten years on conditions the Minister of Energy considers appropriate. If the holder of an exploration permit discovers a deposit or occurrence to which the exploration permit relates and satisfies the Minister of Energy that the results of exploration justify granting a mining permit, the holder may, on application before the expiry of the exploration permit, obtain a mining permit for up to 40 years for such part of the land as the deposit or occurrence relates and exchange the exploration permit for such part of the land. Changes to the conditions prescribed in a permit may be made by application to the Minister of Energy if the holder of a permit is in substantial compliance with the conditions of the permit. The Crown Minerals Act of 1991 also provides for the revocation of a permit if the Minister of Energy has reason to believe that the holder of the permit is contravening, or not making reasonable efforts to comply with, the Crown Minerals Act or the conditions of the permit and the Minister of Energy is satisfied that the holder of a permit has failed to comply with a notice to rectify the contravention or non-compliance. Any transfer or other dealing with a permit is subject to the consent of the Minister of Energy on such conditions as he considers appropriate and an application for consent is made within three months of the date of the agreement. A transfer or lease of a permit with respect to petroleum has no effect until a notice of the transfer has been lodged with the Secretary of Commerce and the Minister of Energy has given his consent. The Minister of Energy may also direct that any petroleum products be refined or processed in New Zealand. The Minister of Energy also has the jurisdiction to unitize producing permits. Finally, the Crown Minerals Act of 1991 provides procedures for the resolution of conflict with other forms of land tenure.

In Australia, the Petroleum (Submerged Lands) Act 1967 governs permits lying further offshore than three miles from the coast. Coastal waters and lands are within state jurisdiction. The Australian permits of the Registrant are granted and regulated under the Petroleum (Submerged Lands) Act 1967. This statute provides for four types of permits, exploration permits, retention leases, production licenses and pipeline licenses. An exploration permit provides the exclusive right to undertake seismic surveys and drilling in a defined area. Permits are awarded by a work program bidding system or a cash bidding system over acreage released each year by the Commonwealth. Work program permits are issued for an initial term of six years with an unlimited number of five year renewals. At each renewal, 50% of the permit area must be relinquished. On discovering petroleum, a holder must notify the authority. If commercial, the holder may apply for a production license. Production licenses are issued for 21 years and may be renewed for a further 21 years. If the holder makes a non-commercial discovery which has a reasonable chance of becoming commercial within the next 15 years, a retention lease may be granted. Retention leases are issued for terms of five years with renewal periods of five years. A pipeline license is usually granted at the same time as a production licence.

In Papua New Guinea, the Petroleum Act provides for four different types of license: petroleum prospecting licenses ("PPL") for exploration, which is the form of tenure held by the Registrant, petroleum development licenses ("PDL") for petroleum developments, petroleum retention licenses ("PRL") for gas reserves which are considered sub-economic and pipeline licenses. A PPL is granted for a term of six years with one five year extension permitted. At the end of the first term, the holder must relinquish 50% of the initial size of the permit, less the area of any PRLs on extension. A PPL usually contains a work program which is submitted to, and approved by, the Minister for Petroleum and Energy. The Minister may approve appropriate variations to a work program at any time during the third to sixth years of a PPL. The State has the option to acquire a 22.5% interest in any petroleum development. Where it does so, a two percent interest is held for the benefit of the landowners in the project area. The price payable by the State is 22.5% of sunk costs, including the allowable exploration expenditure of the project. Orogen Minerals Limited ("Orogen"), a publicly listed company 51% owned by the State, has an option to acquire up to a 20.5% interest in future petroleum projects out of the State's entitlement of 22.5%. If Orogen does not exercise its option, the permit holder is obliged to carry the State's acquisition of its 22.5% interest and all development costs. This carried interest is repaid with a commercial rate of interest out of petroleum production attributable to the State's share. If Orogen exercises its option, the cost of the carried interest is paid immediately. A PDL is granted for an initial term of 25 years with one 20 year extension. A PRL is granted for an initial term of five years with two five year extensions. A pipeline licence is granted for a term of 25 years with one 20 year extension. Assignments of, and dealings in, all types of petroleum licences are permitted, subject to the Minister's consent. Any assignment or dealing without such consent is void. Before drilling an exploration well, the permit holder and the State generally enter into a production agreement that sets out additional conditions applying to operations, the procedures which will lead to a development and the terms on which the state will acquire itsequity interest in a development.

In November 1998, the PNG parliament passed the Oil and Gas Act 1998 which, when proclaimed, will repeal the Petroleum Act. The material changes effected by the Oil and Gas 1998 are (1) for new projects, the royalty benefit equal to the royalty paid by a licensee, which is currently two percent of the well head value, less tax, which is currently five per cent, is to be shared among the project area landowners, local level government and provincial governments; (2) the carried interest of two percent in a project held for local landowners is to be provided free to the area landowners and local government (s); (3) licensing of petroleum processing facilities is required; (4) third party access arrangements must be adopted where a pipeline is strategic; (5) social mapping and landowner identification studies must be carried out by licensees; (6) the State's entitlement to its 22.5% interest and all development costs is enshrined in law; (7) provincial governments may form a national gas corporation to acquire on commercial terms interests in gas projects; (8) extended well testing may be carried on with the State's consent; and (9) development forums must be held before the development of a project.

Environmental Regulation in New Zealand, Australia and PNG

New Zealand

Since 1990, the government of New Zealand has developed a comprehensive statutory regime dealing with the effect of development on the environment. Depending on the location of the petroleum interest, different laws apply where petroleum exploration and development is concerned. On land and in waters within twelve miles of the coast, the Resource Management Act 1991 controls users of natural and physical resources with a view to managing resource usage in ways that will not compromise future utilization. Previous legislation in New Zealand prescribed what activities could, or could not, be carried on. The Resource Management Act 1991 places the emphasis on assessment of the effect the proposed activity will, or might, have on the environment with a view to promoting sustainable management. Under the Resource Management Act 1991, most of the responsibility for managing resources and their use is given to local authorities. Regional and district councils establish their own rules and standards for environmental effect assessments and required degrees of consultation. Both regional and district councils must produce and continuously update planning schemes for their jurisdictions. These schemes may limit industries to designated areas, depending on the environmental or social effects. The right to take from, and discharge into, waterways for industrial purposes requires approval from various regional catchment authorities, which may require maintenance of water quality standards.

Resource consents authorize the use or development of a natural or physical resource or permit an activity to be conducted which may affect the environment. Under the Resource Management Act 1991 there are five types of resource consents: land use consent, subdivision consent, water permits, discharge permits and coastal permits. Certain applications require public notice and allow public involvement in the assessment process. Adverse decisions made by a regional or district council may be appealed in the Environmental Court. Prior to conducting operations on a permit the Registrant must secure the necessary permits from the applicable authority, the withholding of which may postpone or prevent the Registrant from conducting the planned operations.

Petroleum exploration and development outside of twelve miles from the coast comes under the Maritime Transport Act 1994 administered by the Maritime Safety Authority.

Australia

In Australia, for permit areas lying further offshore than three miles from the coast, the federal Commonwealth is involved in pollution control through a number of government departments. Federal and state government departments and commissions administer pollution control laws. These entities enforce a variety of statutes and regulations relating to air, water and noise pollution. There is an increasingly significant emphasis on pollution control and breaches of legislation attract severe penalties.

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

Year 2000 Compliance

The Registrant did not experience any material problems associated with the Year 2000 issue. The Registrant continues to monitor its computer systems to identify the systems that could be affected by the "Year 2000" issue. Based upon the Registrant's lack of problems after December 31, 19999 and its current review of its systems, the Registrant does not believe that the Year 2000 problem will pose a material operations problem for the Registrant.

Risk Factors

The common shares of the Registrant must be considered a speculative investment due to a number of factors. The purchase of the common shares involves a number of significant risk factors. Purchasers of common shares should consider the following:

1. Limited History of Operations and Reliance on Expertise of Certain Persons. The Registrant has a limited history of operations and is dependent on the management by its president and, in the acquisition, exploration and development of petroleum properties, and on the advice of consulting geologists retained by the Registrant from time to time. The current president of the Registrant is experienced in the acquisition, exploration and development of petroleum properties in New Zealand and other Asian countries, particularly Papua New Guinea and Australia. Should the current president leave the Registrant, the Registrant may have difficulty in finding a person of comparable education and experience to manage the business of the Registrant.

2. Limited Financial Resources and Lack of Sufficient Capital. The Registrant has limited financial resources and, if the business is not profitable, may not be able to raise sufficient funds to sustain, continue or expand its business. Currently the Registrant does not have sufficient capital to satisfy the required capital expenditures for the upcoming fiscal years in order to maintain the Registrant's interests in its permits (See ITEM 1-Plan of Operation). Should the Registrant fail to raise additional capital the Registrant will be unable to carry out its plan of operations and will be forced to abandon some or all of its permit interests (See Risk Factor #18). The Registrant currently has limited revenues and relies principally on the issuance of common shares to raise funds to finance the business of the Registrant. In order to satisfy the required capital expenditures for the upcoming fiscal year in order to maintain the Registrant's interests in its permits, the Registrant will have to raise additional capital through the issuance of common shares. There is no assurance that market conditions will continue to permit the Registrant to raise funds if required.

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

5. Fluctuation of Oil and Gas Prices. Prices for oil and gas may fluctuate widely from time to time depending on international demand, production and other factors which cannot be foreseen by the Registrant. A decline in price may render a discovery uneconomic. Production, if any, from the Registrant's properties that might be sold would, even for a discovery made during the current fiscal year, take some years to develop and would be sold under financial conditions that cannot be determined.

6. Governmental Laws and Local Conditions. Claims of aboriginal peoples in Australia or New Zealand may adversely affect the rights or operations of the Registrant. There is no assurance that governmental regulation will not vary, including regulations relating to prices, royalties, allowable production, environmental matters, import and export of hydrocarbons and protection of water resources and agricultural lands. The Registrant is subject to numerous foreign governmental regulations that relate directly and indirectly to its operations including title to the petroleum interests acquired by the Registrant, production, marketing and sale of hydrocarbons, taxation, environmental matters, restriction on the withdrawal of capital from a country in which the Registrant is operating and other factors. There is no assurance that the laws relating to the ownership of petroleum interests and the operation of the business of the Registrant in the jurisdictions in which it currently operates will not change in a manner that may materially and adversely affect the business of the Registrant. In particular, the Registrant is of the view that the laws of Papua New Guinea relating to he business of the Registrant may be unable to be determined or may change with little or no notice or the Registrant may be subject to unofficial or local policies that materially and adversely affect the usefulness of the Registrant. There is, however, no assurance that the laws of any jurisdiction in which the Registrant carries on business may not change in a manner that materially and adversely affects the business of the Registrant.

7. Environmental Risks. The Registrant is subject to laws and regulations that control the discharge of materials into the environment, require removal and cleanup in certain circumstances, require the proper handling and disposal of waste materials or otherwise relate to the protection of the environment. In operating and owning petroleum interests, the Registrant may be liable for damages and the costs of removing hydrocarbon spills for which it is held responsible. Laws relating to the protection of the environment have in any jurisdictions become more stringent in recent years and may, in certain circumstances, impose strict liability, rendering the Registrant liable for environmental damage without regard to negligence fault on the part of the Registrant. Such laws and regulations may expose the Registrant to liability for the conduct of, or conditions caused by, others or for acts of the Registrant that were in compliance with all applicable law at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the business of the Registrant. The Registrant believes that it has conducted its business in substantial compliance with all applicable environmental laws and regulations.

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

10. No Assurance of Earnings or Dividends and Taxation of Dividends. The Registrant has a limited history of earnings and there is no assurance that the business of the Company will be profitable and, even if the business of the Registrant is profitable, there is no assurance the board of directors will declare dividends on common shares. The register of members of the Registrant discloses that the majority of the shares of the Registrant are held of record by persons resident in the United States of America. If the Registrant should declare a dividend, a withholding tax of five percent is payable in Canada on payment of a dividend to a corporate resident of the United States of America holding more than ten per cent of the shares of the Registrant and 15% to all other residents of the United States.

11. Marketing of Petroleum Products. The availability of products sold, or to be sold, by the Registrant may be restricted or rendered unavailable due to factors beyond the control of the Registrant, such as change in laws in the jurisdictions in which the properties of the Registrant are located, changes in the source of supply in foreign countries, prohibition on use due to testing and licencing requirements and in certain areas of the world civil disorder or governmental confiscation without compensation. Even if discoveries in commercial quantities are made by the Registrant, development of a discovery may take a number of years and financial conditions at that time cannot be determined. The Registrant holds its cash reserves in US dollars but incurs the majority of its expenses in Australian and New Zealand dollars. An increase in value of the New Zealand dollar versus the US dollar would have a detrimental effect to the Registrant as the Registrant's expenses incurred would, in turn, increase in US dollars.

12. Activities of Management. The management of the Registrant and the growth of the Registrant's business depends on certain key individuals who may not be easily replaced if they should leave the Registrant; and persons in management have other business interests which may result in them devoting, from time to time, some of their time to such other interests.

13. Inadequacy of Public Market. The Registrant's common shares are quoted through the facilities of the OTCBB. Management's strategy is to develop a public market for its common shares by soliciting brokers to become market makers of the Registrant's common shares. To date, however, the Registrant has solicited only a limited number of such securities brokers to become market makers. There can be no assurance that a stable market for the Registrant's common shares will ever develop or, if it should develop, be sustained. It should be assumed that the market for the Registrant's common shares will continue to be somewhat illiquid, sporadic and volatile. These securities should not be purchased by anyone who cannot afford the loss of the entire investment. The Registrant is required to maintain its status as a "reporting" issuer under the Securities Exchange Act of 1934 (the "34 Act"), in order to be traded by broker-dealers regulated by the National Association of Securities Dealers. If the Company is fails to continue to be a reporting issuer, management may encounter difficulty in maintaining or expanding a trading market in the near term, if at all, and shareholders may not be able to sell their shares in the public market. While management currently intends to obtain and maintain status as a "reporting" issuer under the 34 Act, there can be no assurance that the Registrant can or will obtain or maintain such status.

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

19. Dilution. The Registrant's Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock. The Registrant's Board of Directors has the power to issue any or all of such shares that are not yet issued without stockholder approval. The Registrant's Board of Directors will likely issue some or all of such shares to acquire further capital in order to carry out its intended operations or expand its current operations, or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of the Registrant's common shares. If the Registrant does issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of the Registrant.

20. Defeasance of Title. The possibility exists that title to one or more properties of the Registrant may be lost due to an omission in the claim of title. The Registrant does not maintain title insurance.

21. Dealings With Associated Companies. The Registrant has acquired interests in some petroleum properties with, or from, or transferred interests to, other companies or their respective subsidiaries, being; Trans-Orient Petroleum Ltd., Durum Cons. Energy Corp., Gondwana Energy Ltd. and AMG Oil Ltd., which have common or connected management, the same principal shareholder. The percentage participation of the Registrant and another associated company in a property is determined by the boards of directors of each such company in accordance with the best business judgment of the board based on the assessment of the relative requirements and abilities of the companies to participate and applicable law. Persons who are not willing to rely on the exercise of judgment by the respective boards of directors in determining the participation in properties should not consider an investment in the shares of the Registrant or of other associated companies. See ITEM 2 - DESCRIPTION OF PROPERTY, ITEM 10-DIRECTORS AND OFFICERS OF REGISTRANT AND ITEM 13-INTERESTS OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.
22. Penny Stock Regulation. The Securities and Exchange Commission (the "SEC") has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ National Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements often have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules. The Registrant's common stock is currently subject to the penny stock rules, and accordingly, investors may find it difficult to sell their shares, if at all.

GLOSSARY

Currency and Measurement All currency amounts in this Statement are stated in United States dollars unless otherwise indicated.

See ITEM 6. "SELECTED FINANCIAL DATA - Exchange Rates."

Metric and Imperial Units Conversion from metric units into imperial equivalents is as follows:

Metric Units        Imperial Units

Hectare             2.471 acres
meter (m)           3.281 feet
kilometer (km)      0.621 miles (3,281 feet)

Geologic Time

Name of Era         Name of Period      Number of Years Before Present
                                        (Millions)

Quaternary          Holocene            0 to 0.4
                    Pleistocene         0.4 to 1.8
Tertiary            Pliocene            1.8 to 5.0
                    Miocene             5.0 to 24
                    Oligocene           24 to 38
                    Eocene              38 to 56
                    Paleocene           56 to 6
Mesozoic            Cretaceous          66 to 140
                    Jurassic            140 to 200
                    Triassic            200 to 250
Paleozoic           Permian             250 to 290
                    Carboniferous       290 to 365
                    Devonian            365 to 405
                    Silurian            405 to 425
                    Ordovician          425 to 500
                    Cambrian            500 to 570
Precambrian         Precambrian         > 570

Other Geologic Expressions

Anticline is a geologic structure in which the sedimentary strata are folded to form an arch or dome.

Appraisal Well is a well drilled after an existing discovery well to determine the extent of the resources of the field.

Basin is a segment of the crust of the Earth in which thick layers of sediments have accumulated over a long period of time.

Condensate refers to hydrocarbons associated with natural gas which are liquid under surface conditions but gaseous in the reservoir before extraction.

Depletion is the reduction in petroleum reserves due to production.

Development refers to the phase in which a proven oil or gas field is brought into production by drilling and completing production wells and the wells, in most cases, are connected to the petroleum gathering system.

Discovery is the location by drilling of a well of an accumulation of gas, condensate or oil reserves, the size of which may be estimated but not precisely quantified and which may or may not be commercially economic, depending on a number of factors.

Dry Hole is a well drilled without finding commercially economic quantities of hydrocarbons.

Exploration Well is a well drilled in a prospect without knowledge of the underlying sedimentary rock or the contents of the underlying rock.

Farm In or Farm Out refers to a common form of agreement between or among petroleum companies where the holder of the petroleum interest agrees to assign all or part of an interest in the ownership to another party that is willing to fund agreed exploration activities which may be more or less than the proportionate interest assigned to such other party.

Fault is a fracture in a rock or rock formation along which there has been an observable amount of displacement.

Field is an area that is producing, or has been proven to be capable of producing, hydrocarbons.

Formation is a reference to a group of rocks of the same age extending over a substantial area of a basin.

Frontier Exploration is exploration in an area that has seen little previous exploration but offers the potential for the discovery of large reserves of hydrocarbons.

Geology is the science relating to the history and development of the Earth.

Hydrocarbon is the general term for oil, gas, condensate and other petroleum products.

Lead is an inferred geological feature or structural pattern which on further investigation may be upgraded to a prospect.

Participating Interest or Working Interest is an equity interest, as compared to a royalty interest, in an oil and gas property whereby the participating interest holder pays its proportionate or agreed percentage share of development and operating costs and receives its proportionate share of the proceeds of hydrocarbon sales after deduction of royalties due on gross income.

Pay Zone is the stratum or strata of sedimentary rock in which oil or gas is found.

Permit or License is an area that is granted for a prescribed period of time for exploration, development or production under specific contractual or legislative conditions.

Pipeline is a system of interconnected pipes that gather and transport hydrocarbons from a well or field to a processing plant or to a facility that is built to take the hydrocarbons for further transport, such as a gas liquefaction plant.

Play is a combination of geologic features that have the potential for the accumulation of hydrocarbons.

Prospect is a potential hydrocarbon trap which has been confirmed by geological and geophysical studies to warrant the drilling of an exploration well.

Reservoir is a porous and permeable sedimentary rock formation containing adequate pore space in the rock to provide storage space for oil, gas or water.

Royalty is the entitlement to a stated or determinable percentage of the proceeds received from the sale of hydrocarbons calculated as prescribed in applicable legislation or in the agreement reserving the royalty to the owner of the royalty.

Seal is an impervious sedimentary rock formation overlying a reservoir that prevents the further migration of hydrocarbons.

Seep is the natural flow of oil or gas to the Earth's surface from a formation or through cracks and faults indicating that a formation containing hydrocarbons may be located somewhere nearby.

Seismic refers to a geophysical technique using low frequency sound waves to determine the subsurface structure of sedimentary rocks.

Show is the detectable presence of hydrocarbons during the drilling of a well.

Source Rock is sedimentary rock, usually fine-grained shale rich in organic matter, the geologic conditions, including conditions of temperature, pressure and time, and history of which is favorable for the formation of hydrocarbons.

Top Seal is a rock formation through which hydrocarbons cannot move which lies above a trap and below which hydrocarbons accumulate to form a pool.

Trap is a geological structure in which hydrocarbons build up to form an oil, condensate or gas field.


ITEM 2.   DESCRIPTION OF PROPERTIES

General

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

The following properties which are discussed in this ITEM 2, include the interests which the Registrant is in the process of acquiring from Trans-Orient Petroleum Ltd. While the Registrant believes that the transaction will be completed there can be no guarantee that the acquisition of Trans-Orient Petroleum Ltd.'s Assets will be completed due to the necessity of shareholder approval of the transaction by the shareholders of Trans-Orient Petroleum Ltd.

                                                       Working
Property       Location                                Interest
PEP 38330      East Coast Basin, New Zealand            28.05% [1]
PEP 38335      East Coast Basin, New Zealand            25.0% [3]
PEP 38328      East Coast Basin, New Zealand            62.5% [1][3]
PEP 38332      East Coast Basin, New Zealand            62.5% [1][3]
PMP 38148      Taranaki Basin, New Zealand               5.0%
PEP 38736      Taranaki Basin, New Zealand             100.0%[4]
PEP 38716      Taranaki Basin, New Zealand              23.8%
PEP 38720      Taranaki Basin, New Zealand             100.0% [1][3]


PEP 38723      Taranaki Basin, New Zealand              80.0% [1][3]
PEP 38339      Clarence Basin, New Zealand             100.0% [1][3]
PEP 38256      Canterbury Basin, New Zealand            70.0% [1][2][3]
AC/P19         Offshore Timor Sea, Australia            65.0% [1]
AC/P31         Offshore Timor Sea, Australia            65.0% [1]
AC/P26         Offshore Bonaparte Basin, Timor Sea      35.0%[3]
ZOCA 96-16     The Timor Gap Zone of Cooperation        10%[3]
PPL 192        Onshore Papua New Guinea Foreland        60.0% [1][3]
PPL 215        Onshore Papua New Guinea Foreland        80.0% [1][3]
PPL 157        Onshore Papua New Guinea Foreland         7.5%[3]
PPL 213        Onshore Papua New Guinea Foreland         5%[3]

[1] Operated by the Registrant. See Item 13 - Certain Relationships and Related Transactions

[2] The Registrant and Trans-Orient Petroleum Ltd., by agreement dated June 25, 1998, optioned up to 80% of the permit to AMG Oil Ltd. In August 1998 AMG Oil Ltd. earned 30% of the permit by paying the cost of a 120 mile seismic survey. To earn an additional 50%, AMG Oil Ltd. was required to elect before December 4, 1998 to pay the cost of any additional seismic required to define two drilling prospects and to pay the dry hole costs of drilling two wells to a maximum of about US$2,100,000. The option agreement was modified by three subsequent agreements dated October 26, 1999, December 3, 1998 and February 23, 2000 which extended the period of time in which the AMG Oil Ltd. must exercise its option to acquire a further 50% interest in the 38256 permit area to June 16, 2000. Additionally, the February 23, 2000 amendment provided AMG Oil Ltd. with a choice of committing to: ( Option A') to earn an additional 50% in PEP 38256 from the Registrant by funding all expenditure including an agreed program of seismic work leading up to and including the drilling of two exploration wells. Alternatively, AMG Oil Ltd. may, at its election, earn an additional 35% the Registrant in the permit by funding all work leading up to and including the drilling of one exploration well
     ( Option B'). In the event that the AMG Oil Ltd. exercises Option B, it shall acquire a further option ( Option C') to earn an additional 15% in the permit by funding all further work up to and including a second exploration well on a separate exploration target. Option C must be exercised within 30 days of reaching the predetermined target depth in the exploration well drilled pursuant to exercise of Option B.

     AMG Oil Ltd. is maintaining the option by funding ongoing costs including the acquisition of additional seismic and other technical work. SEE ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

[3] The percentage interest in this permit includes the interest of Trans-Orient Petroleum Ltd. which is in the process of being acquired by the Registrant.

[4] PEP 38736 includes the permit area formerly covered by PPL 38706. See ITEM 2 - DESCRIPTION OF PROPERTIES for a detailed discussion.

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

East Coast Basin, North Island, New Zealand

Petroleum Exploration Permit PEP 38330 (28.05%)

PEP 38330 was granted on July 1, 1996. The other participants are Mosaic Oil NL (27.225%), Boral Energy Resources (NZ) Ltd (17.5%) and NWE (ZOCA 96-16) Pty. Ltd. (27.225%). The Registrant is the operator. The permit area is 1,077,000 acres. The participants have fulfilled all work requirements of the permit to July 1, 2000, which has included acquisition of 60 miles of new seismic data, reprocessing of existing seismic data, and remapping of the permit. On March 12, 1999, the participants in the permit where granted a Certificate of Change of Conditions by the New Zealand government. This moved the requirement to commit to drill a well to the end of year four (July 1, 2000) rather than the end of year three (July 1, 1999). If committed to, the well must be drilled in year five (2001) of the permit. Approximately 28 miles of new seismic was acquired during January 2000 over the Waingaromia, Kanakanaia, Arataha and Kowhai lead areas. This seismic was funded by Boral Energy Resources (NZ) Ltd. at their sole cost, in order to earn a 17.5% equity in the permit. The permit area is geologically complex, with numerous surface structures and oil and gas seeps, and is lightly explored with considerable discovery potential. Further participants are likely to be sought prior to any possible drilling.

For work planned to be done before December 31, 2000 on PEP 38330 and its estimated cost, See ITEM 1. BUSINESS - Plan of Operations.

Petroleum Exploration Permit PEP 38335 (10.0%) (covering the same area as the lapsed Petroleum Prospecting License PPL 38312).

PPL 38312 was granted in 1992 to Asia Pacific Oil Sdn. Bhd. of Malaysia. In August 1997 the Registrant earned a participating interest of 10.5% by funding 10.5 percent of the costs of drilling the Waitaria-1 well. The other participants were Asia Pacific Oil Sdn. Bhd. (64.5%), Northern Oil Ltd. (2.5%), Everest Oil Co. Ltd. (12.5%) Asia Pacific Oil Sdn. Bhd. was the operator. The license area was approximately 90,000 acres. The license expired in November 1997.

Before the license expired, the participants drilled the Waitaria-1 well to a depth of 1,344 meters (~4,400 feet) and encountered high gas levels, but was abandoned due to engineering problems encountered while drilling before the target Tunanui Sandstones were reached.

Application was made by the Registrant and the participants for the grant of a new permit covering the area. Petroleum Exploration Permit PEP 38335 was granted on November 29, 1998 for an initial term of five years, renewable over 50% of the permit area at the end of the five years. The participants are now registered as Westech Energy NZL Ltd (35%), Orion Energy Ltd 35%, Everest Energy Ltd. ( 5.0%), Trans-Orient Petroleum Ltd. (15%) and the Registrant (10.0%). After completing the purchase of Trans-Orient Petroleum Ltd.'s interest, the Registrant's interest will be (25%). _Westech Energy NZL Ltd. is the operator. An operating agreement is being negotiated. Before execution of an operating agreement, the participants proceed in accordance with standard local industry conventions. Several exploration leads have been identified within the permit, including the Waitaria structure which the Waitaria-1 well did not properly test, due to engineering problems, and the Kaiponi structure immediately along trend from the Waitaria structure.

According to the terms of the permit, the Registrant and the other participants are required to complete the following:

(i) prior to November 29, 2000, complete a work program which includes drilling one exploration well and either commit to complete the next stage of the work program detailed below in
          (ii) or surrender the permit, and;

(ii) prior to November 29, 2001, evaluate the results of the exploration well drilled during the second year and either commit to a satisfactory work program for the remainder of the permit term or surrender the permit.

PEP 38335 is in good standing with respect to its current work commitments. The Registrant and its partners acquired fourteen miles of new seismic in January 2000, over the Waitaria and Kaiponi structures. A well is being planned for drilling in late 2000.

For work planned to be done before December 31, 2000 on PEP 38335 See
ITEM 1. BUSINESS - Plan of Operations.

Petroleum Exploration Permit PEP 38328 (40.0%)

The participants in the permit are the Registrant (40.0%), Trans-Orient Petroleum Ltd. (22.5%) and Boral Energy Resources Limited (37.5%). After completing the purchase of Trans-Orient Petroleum Ltd.'s interest, the Registrant's interest will be (62.5%). The Registrant is the operator. The permit area is 785,000 acres (1,226 square miles). The permit was granted on July 1, 1996.

The conditions of the first year of the permit were satisfied by drilling the Kereru-1 well in 1996 which recorded some gas shows, but was plugged and abandoned without testing.

Through the past acquisition of nearly 200 miles of new seismic, reprocessing of over 200 miles of existing seismic and the completion of a variety of geological studies, a number of exploration leads and prospects have been identified. These include an anticline feature in the north of PEP 38328 (the MaiMai Prospect), anticlinal features in the coastal area around and south of Napier (the Napier Lead, the Whakatu Prospect and the Haumoana Lead), and several features near the border of the two permits (the Rosearl Leads).

During the year the Registrant and its partners concentrated their exploration efforts within this permit on three prospects: the Napier, Whakatu and Mai Mai by collecting 25 miles of new seismic data over these areas. Subsequent processing and mapping of the seismic confirmed the Whakatu Prospect, located near the city of Hastings, as a drillable prospect with the other prospects also considered as possible future drilling sites. . The Whakatu-1 well was then drilled during January and February 2000 to test a large anticlinal structure located near the city of Hastings The well was drilled to a total depth of 4800 feet; and although there were some hydrocarbon indications during drilling, electric logging of the well did not reveal any reservoir zones worthy of flow testing, The. Whakatu-1 well was, therefore, plugged and abandoned in early February. The permit area has ongoing exploration potential, and other prospects and leads will be reviewed in the light of the results of Whakatu-1 before any further exploration program is defined.

Current gas consumption in this area is around 2.5 billion cubic feet per annum. This is supplied by an eight inch pipeline from the Taranaki area on the west coast of the North Island (220 miles from Hastings). This pipeline passes through the center of the PEP 38328 permit and the adjacent PEP 38332 permit area, giving Indo-Pacific excellent access to the national gas pipeline infrastructure as well as close proximity to the local market.

The drilling of the Whakatu-1 well fulfills all permit obligations to June 2001.

An operating agreement has been entered into among the participants. Among other things, the operating agreement provides that a participant may not sell, assign, transfer, mortgage, pledge, charge, encumber, lease, sub-lease, declare itself trustee of or otherwise dispose of or create a charge or encumbrance over all or part of its participating interest except to a "related body corporate" as that expression is defined in the Companies Act (NZ) if that related body corporate holds the participating interest for at least one year without either the consent of the other participants or first offering the participating interest proposed to be dealt with to the other participants.

For work planned to be done before December 31, 2000 on PEP 38328 and its estimated cost See ITEM 1. BUSINESS-Plan of Operations.

Petroleum Exploration Permit PEP 38332 (42.5%)

PPL 38332 was granted on June 24, 1997. The other participants are Trans-Orient Petroleum Ltd. (20.0%) and Boral Energy Resources Limited. (37.5%). After completing the purchase of Trans-Orient Petroleum Ltd.'s interest, the Registrant's interest will be (62.5%).The Registrant is the operator. The permit area is situated immediately south of PEP 38328 and is 999,700 acres in area.

Through the past acquisition of nearly 68 miles of new seismic, reprocessing of over 100 miles of existing seismic and the completion of a variety of geological studies, a number of exploration leads and prospects have been identified. During the year, the Registrant and the other participants acquired a further 43 miles of seismic data over the Tukipo Lead and other areas.. Subsequent processing and mapping of the seismic have ruled out the Tukipo Lead as a favorable drilling prospect. The Boar Hill Prospect which has been defined by earlier seismic mapping is being considered as a possible drilling target by the permit participants, as also are a number of seismic and surface geology leads, including Speedy, Waewaepa and Oparae A further four mile seismic line was acquired over Speedy in January 2000, and confirmed a closed structure, which is now being considered for drilling to about 3000 feet depth in mid 2000.

The Registrant and the other participants have completed the work program required for the first two and a half years, and have made the permit commitment required by December 24, 1999 to drill one exploration well prior to June 24, 2000, or surrender the permit. Other participants may be sought to fund drilling.

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

For work planned to be done before December 31, 2000 on PEP 38332 and its estimated cost see ITEM 1. BUSINESS-Plan of Operations.

New Zealand, Onshore Canterbury Basin, South Island

Petroleum Exploration Permit 38256 (35.0%)

The Canterbury Basin is located both onshore and offshore in the area surrounding Christchurch, on the east coast of the South Island. The total area of the Canterbury Basin is about twelve million acres with the 2,760,120 acre (4,312.7 square miles) PEP 38256 covering most of the onshore area. The sediments in the Canterbury Basin range in age from Early Cretaceous to Quaternary. The participants in this permit are the Registrant (35%), Trans-Orient Petroleum Ltd. (35%) and AMG Oil Ltd. (30%). After completing the purchase of Trans-Orient Petroleum Ltd.'s interest, the Registrant's interest will be (70.0%).

PEP 38256 was granted on August 25, 1997 to the Registrant and to Trans-Orient Petroleum Ltd. The Registrant and Trans-Orient Petroleum Ltd. agreed to assign an interest of 20% to AMG Oil Ltd. (formerly Trans New Zealand Oil Company) and an interest of 10% to Gondwana Energy Ltd. This latter transaction was cancelled January 31, 1998. The Registrant is the operator.

The participants have completed all seismic acquisition requirements to February 25, 2000. The participants are required by August 25, 2000 to drill an exploration well to the lesser of 1,200 meters (3,940 feet) or economic basement.

An operating agreement dated June 25, 1998 has been entered into. Among other things, the operating agreement provides that a participant may not sell, assign, transfer, mortgage, pledge, charge, encumber, lease, sub-lease, declare itself trustee of or otherwise dispose of or create a charge or encumbrance over all or part of its participating interest except to a "related body corporate" as that expression is defined in the Companies Act (NZ) if that related body corporate holds the participating interest for at least one year without either the consent of the other participants or offering the participating interest proposed to be dealt with to the other participants.

The Registrant and Trans-Orient Petroleum Ltd. by agreement dated June 25, 1998 optioned up to 80% of the permit to AMG Oil Ltd. In August 1998 AMG Oil Ltd. earned 30% of the permit by paying the cost of a 120 mile seismic survey. To earn an additional 50%, AMG was required to elect before December 4, 1998 to pay the cost of any additional seismic required to define two drilling prospects and to pay the dry hole costs of drilling two wells to a maximum of about US$2,100,000. The option agreement was modified by three subsequent agreements dated December 3, 1998, October 26, 1999 and February 23, 2000 which extended the period of time in which the AMG must exercise its option to acquire up to a further 50% interest in the 38256 permit area to June 16, 2000. Additionally, the February 23, 2000 amendment provided AMG with a choice of committing to: ( Option A') to earn an additional 50% in PEP 38256 from the Registrant by funding all expenditure including an agreed program of seismic work leading up to and including the drilling of two exploration wells. Alternatively, AMG may, at its election, earn an additional 35% the Registrant in the permit by funding all work leading up to and including the drilling of one exploration well
( Option B'). In the event that the AMG exercises Option B, it shall acquire a further option ( Option C') to earn an additional 15% in the permit by funding all further work up to and including a second exploration well on a separate exploration target. Option C must be exercised within 30 days of reaching the predetermined target depth in the exploration well drilled pursuant to exercise of Option B.

In February 1999, The Registrant and its joint venture partners completed a 165 mile 2D seismic program as a second stage follow up survey to the joint venture's earlier 120 mile seismic survey. The second phase of seismic surveys were paid solely by AMG Oil Ltd. Field sampling and laboratory analysis has identified several potential source and reservoir rock sequences.

The participants have completed the interpretation and mapping of the recently acquired seismic, and a further 112 miles of seismic were acquired in March 2000 to further define the Ealing and Arcadia Prospects and the Chertsey South Lead for drilling in late 2000.

The Arcadia Prospect is a well defined four-way dip closed anticline in excess of 8000 acres as mapped at Oligocene level. The main targets are the Mt Brown Limestone at approximately 2,100 ft, Homebush Sandstones at 3,800 ft and Broken River Formation sandstones at 4,500 ft.

The Ealing Prospect is a large paleo-drape structure which is augmented by monoclinal flexure above a reactivated basement fault on its northern margin. The main targets are the Homebush and Broken River Sandstones.

For work planned to be done before December 31, 2000 on PEP 38256 and its estimated cost, see ITEM 1. BUSINESS-Plan of Operations.

Petroleum Exploration Permit PEP 38339, Cook Strait (50.0%)

PEP 38339 was granted on November 26, 1998 to the Registrant. The permit area encompasses onshore portions of the South Island and offshore portions of Cook Strait lying between the North and South Islands. The participants in this permit are the Registrant (50%) and Trans-Orient Petroleum Ltd. (50%). After completing the purchase of Trans-Orient Petroleum Ltd.'s interest, the Registrant's interest will be (100.0%).The Registrant is the operator.

The permit area is approximately 815,400 acres and encloses the southern part of a Miocene-Pliocene basin formed in response to movement along the Alpine Fault and associated plate boundary faults. No wells have been drilled and there is no previous onshore seismic data. However, surface geological mapping has identified the Blind River Anticline as a focus of exploration.

Before February 26, 2000 the participants are required to reprocess available offshore seismic data and collect additional gravimetric data, conduct rock sampling and evaluate the database to define the basin structure and identify prospects and leads for further evaluation. Before November 26, 2000, the participants are to collect and interpret a minimum of 12 miles of onshore seismic data and 30 miles of offshore seismic data. Any additional seismic data required to identify a drilling prospect is to be collected by May 2001 and a well is to be drilled before November 26, 2001. A work program for the remainder of the permit is then to be submitted for approval.

The initial focus of exploration on this permit has been the onshore Blind River Anticline, a feature that BP geologists mapped as an area of interest several decades ago. The Registrant. acquired 15 miles of new seismic data over the Blind River area in March 1999. The data was of poor quality, which has hindered interpretation. Further geological and geophysical work is being considered.

For work planned to be done before December 31, 2000 on PEP 38339 and its estimated cost, see ITEM 1. BUSINESS-Plan of Operations.

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

Oil and gas production and sales revenue during the Registrant's last three fiscal years:

          Oil Sales      Oil Revenue    Gas Sales      Gas Revenue
 Year     (bbl)          (US$)          (000 scf)      (US$)

1997      26,556         487,941           [1]
1998      20,628         224,921        27,688         9,247
1999      19,786         302,064        38,605         12,634

[1]  To August 1998 gas was flared.

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

A workover of the Ngatoro-1 well was completed successfully in mid-June 1999, adding approximately 280 barrels of oil per day to production. The joint venture participants have also approved workovers of the Ngatoro-9, Ngatoro-11 and Ngatoro-1 production wells which should add at least 100 barrels of oil per day to production. At the 1999 year end, production from the field was averaging approximately 1100 barrels of oil per day and 2.6 million cubic foot of gas per day. Drilling of two new wells to test separate oil prospects is being considered.

For work planned to be done before December 31, 2000 on PMP 38148 and its estimated cost see ITEM 1. BUSINESS-Plan of Operations.

Petroleum Prospecting License PEP 38736 (100%)(includes the area formerly held under PPL 38706)

The Registrant has a 100% participating interest in Petroleum Exploration Permit 38736 ("PEP 38736") which was granted on July 14, 1999. The Registrant had a 7.75% participating interest in Petroleum Prospecting License 38706 ("PPL 38706") with Fletcher Challenge Energy Ltd. ("Fletcher Challenge"), as the operator, holding the remaining 92.25% participating interest. PPL 38706 required the participants to complete a work program including reprocessing 300 kilometers of seismic data by July 31, 1999 and drilling one exploration well by July 31, 2000. However, Fletcher Challenge relinquished its interest in PPL 38706 and as a result, the Registrant was permitted to add the acreage of PPL 38706 as part of PEP 38736, subject only to a slight increase in the work program required under PEP 38736.PEP 38736 now requires the Registrant to complete a work program including the following

i) prior to January 14, 2002, acquire, process and interpret eight kilometers of seismic data or equivalent 3D seismic data, reprocess ten kilometers of seismic data, and either commit to complete the next stage of the work program detailed below in (ii) or surrender the permit; and

ii) prior to July 14, 2002, drill one exploration well and either commit to a satisfactory work program for the remainder of the permit term or surrender the permit.

At December 31, 1999, PEP 38736 is in good standing with respect to its work commitments. For work planned to be done before December 31, 2000 on PEP 38706 and its estimated cost, see ITEM 1. BUSINESS-Plan of Operations.

Petroleum Exploration Permit PEP 38716 (23.8%)

PEP 38716 was granted on January 30, 1996. The participants are the Registrant (23.8%), Marabella Enterprises Ltd. (29.6%), Euro-Pacific Energy Pty. Ltd. (6.6%), Australia Worldwide Exploration NL (25.0%) and Antrim Energy Ltd. (15%).

PEP 38716 is situated in the eastern margin of the onshore Taranaki Basin and covers an area of approximately 67,000 acres. It is located adjacent to the Waihapa-Ngaere oil and gas field. The gathering station for the Waihapa-Ngaere oil and gas field is located within a few miles of the boundary of PEP 38716. The area consists of gently rolling hills with rural agriculture being the main activity. Previous exploration of PEP 38716 has resulted in the collection of several hundred miles of seismic data, and the drilling of several wells, all of which had oil shows. The Crown Prospect is located in the northern part of PEP 38716. The main target horizons in the Crown Prospect were prognosed as the Tikorangi limestones, at an estimated depth near 9,000 feet and the Tariki sandstones below about 11,500 feet, while Kapuni Group sandstones are expected to be encountered below 12,500 feet. The Crown Prospect was interpreted as a thrust block anticline, somewhat similar in geological style and size to the nearby Waihapa oil field.

On March 31, 1999, drilling of the Huinga-1 well on the Crown Prospect commenced. The Huinga-1 well was drilled to a total depth of 13,000 feet in order to test several target zones. The well was plugged and suspended as in order to allow a reassessment of the prospect, given that the geology drilled so far is somewhat different to that expected.

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

For work planned to be done before December 31, 2000 on PEP 38716 and its estimated cost see ITEM 1. BUSINESS-Plan of Operations.

Petroleum Exploration Permit PEP 38720 (50.0%)

PEP 38720 was granted on September 2, 1996. The participants in this permit are the Registrant (50%) and Trans-Orient Petroleum Ltd. (50%). After completing the purchase of Trans-Orient Petroleum Ltd.'s interest, the Registrant's interest will be (100.0%).The permit is approximately 6,322 acres in area.The Registrant has completed the work program of seismic data collection, seismic reprocessing and modeling and reservoir engineering studies on offset wells required for the first two and a half years. The remaining work program required the Registrant to drill one exploration well prior to September 2, 1999 and either commit to a satisfactory work program for the remainder of the permit term or surrender the permit. The Clematis-1 well was spudded in early December 1999 to test the shallow potential of the Waitoriki

Structure. Clematis 1 well reached its Target Depth of 5900 feet on December 20, 1999. Following a review of electric logs from the well, the decision was made to plug and abandon the well, as it was not considered that any zones would flow hydrocarbons at commercially viable rates. At some later date, the structure's major gas potential in the deeper play zones to 13,000-foot depth are planned to be tested with a deep well.

An agreement has been entered into with Westech Energy (NZ) Ltd. whereby the Registrant will contribute NZ$50,000 to the cost of a 3D seismic survey which covers an area including about 1000 acres in the south of PEP 38720, for which the Registrant will receive approximately 2000 acres of 3D seismic data covering an area including that within PEP 38720. This survey was acquired in February 2000.

For work planned to be done before December 31, 2000 on PEP 38720 and its estimated cost, see ITEM 1. BUSINESS-Plan of Operations.

Petroleum Exploration Permit PEP 38723 (80%)

PEP 38723 was granted on October 30, 1997. The other participants in this permit are Trans-Orient Petroleum Ltd. (40%) and Gondwana Energy Ltd. (20.0%). After completing the purchase of Trans-Orient Petroleum Ltd.'s interest, the Registrant's interest will be (80.0%).The Registrant is the operator. The permit is 19,783 acres in area.

The Registrant and the other participants have completed the work program required, which included reprocessing and interpreting a minimum of 30 miles of seismic data. On June 2, 1999, the Ministry approved a change in conditions of the Permit such that the remaining work program requires the participants to collect a minimum of 5 miles of 2D seismic data prior to April 30, 2000 and either commit by April 30, 2000 to drill an exploration well by October 30, 2000 or surrender the permit. The Registrant has committed to the new stage of the seismic, which will be acquired in April 2000 over the Ratapiko Prospect. The Ratapiko Prospect is a combination trap with the main target being Mt Messenger sandstones between 3,500 and 4,600 ft.

For work planned to be done before December 31, 2000 on PEP 38723 and its estimated cost, see ITEM 1. BUSINESS-Plan of Operations.

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

Offshore Petroleum Exploration Permit Ashmore Cartier AC/P19 (65.0%),
Timor Sea

A participating interest of 65.0% was acquired by the Registrant in AC/P19 in May, 1997. The other participant is Mosaic Oil NL (35.0%). The Registrant is the operator.

The AC/P19 Permit is approximately 364,500 acres and is located across the southern Ashmore Platform and Cartier Trough area in the Timor Sea. Fan sands are one reservoir objective, similar to those found in the Tenacious-1 well to the southeast of the permit. The Registrants earlier acquired the Corvus 2D seismic data, which has detailed the Ursa Prospect as a potential Plover Sands trap covering an area of up to 5,000 acres.

The Ursa Prospect's expected main reservoir, Middle Jurassic Plover Formation sandstones, are both sourced and sealed by organic-rich Oxfordian/Kimmeridgian syn-rift shales and mudstones of the Lower Vulcan Formation. The Plover sands are a proven high quality producer at Jabiru and other nearby fields.

By an agreement dated August 12, 1997 the participants granted an interest to Lonman Pty. Ltd. which is 5% of the premium obtained in farmout of the first well in the permit, unless previously converted to an equivalent participating interest by repayment of past costs. Upon commencement of production, there shall be reimbursement of past costs related to the carried interest payable out of 50% of attributable, net production revenue.

The Company has also committed to purchase20 sq. miles of 3D seismic from PGS Ltd. to further define prospects and identify new leads.

For work planned to be done before December 31, 2000 on AC/P19 and its estimated cost, see ITEM 1. BUSINESS-Plan of Operations.

Petroleum Permit Area AC/P31 (65%),

On September 12, 1999, the Northern Territory Department of Mines and Petroleum formally awarded permit AC/P31 in the Timor Sea to the Registrant as Operator (65%) and Mosaic Oil NL (35%). The permit, of approximately 18,000 acres, is adjacent to the much larger AC/P19, and is being explored in conjunction with the program in AC/P 19.

AC/P31 is awarded for six years subject to the Registrant fulfilling the following minimum work requirements:

(i) in the first year, these work requirements comprise the purchase of geological and geophysical data and the completion of geological and geophysical studies;

(ii) in the second year, they comprise the reprocessing of 18 miles of 2D seismic data and completion of AVO and pre-stack depth migration studies over a test line;

(iii) in the third year, they comprise the acquisition of 12 miles of new 2D seismic and their integration into and interpretation of the existing database;

(iv) in year four, the obligation is to acquire 12 miles of new 2D seismic to high grade prospects, and

(v) in the fifth year the participants must conduct a re-evaluation and re-interpretation of seismic data and prior to September 12, 2005, one exploration well must be drilled.

For work planned to be done before December 31, 2000 on AC/P31 and its estimated cost, see ITEM 1. BUSINESS-Plan of Operations.

Permit AC/P26, Offshore Bonaparte Basin,

Permit AC/P26 was granted under the Petroleum (Submerged Lands) Act 1967 on February 25, 1997 for a term of six years. The participants in the permit are the Trans-Orient Petroleum Ltd. (35.0%), West Oil N.L. (30.0%) and Mosaic Oil N.L. (35.0%). After completing the purchase of Trans-Orient Petroleum Ltd.'s interest, the Registrant's interest will be (35.0%). Mosaic Oil N. L. is the operator. The permit is situated in the Timor Sea on the eastern flank of the oil-rich Vulcan Graben, about 120 miles offshore from the Western Australia coastline and is administered by the state government of the Northern Territory, Australia. The water depth is about 300 feet. The permit area is 101,250 acres.

The Vulcan Basin is a northeast-trending, fault bounded to the northwest and the southeast by the high blocks of the Ashmore Platform and the Londonderry High. The basin is characterized by several prominent troughs and a horst and graben terrain. The grabens lie in an echelon distribution along the flanks of the basin. Pre-rift, rift, sag and collision phases are recognized in the structural and stratigraphic development of the area. Up to 30,000 feet of Upper Permian to Cenozoic sediments occur in the Basin. For the most part, Jurassic sediments are not present on the Londonderry High and Ashmore Platform.

Nearby commercial oil fields include the Jabiru, Challis and Skua oil fields with combined reserves of approximately 200 million barrels of oil. These have been profitable producers using low cost FPSO (floating production, storage and offloading) technology which enables profitable production even at low oil prices. Other mostly uneconomic discoveries including the Montara, Bilyara and Tahbilk (oil and gas) discoveries west of the permit area and the Talbot oil field adjacent to the permit area. Petroleum discoveries in the region have been made in Triassic and Lower to Mid Jurassic sandstones.

The occurrence of hydrocarbons at the Skua, Montara and Talbot fields has proved that hydrocarbons have been generated in this region. Migration pathways from potential Lower Cretaceous and upper Jurassic source shales can be traced on existing tectonic and detailed structural maps out of the Skua Trough and Northern Browse Basin into the permit area.

By an agreement dated May 5, 1998 the participants granted an interest to Lonman Pty. Ltd. which is 5% of the premium obtained in farmout of the first well in the permit, unless, previously converted to an equivalent participating interest by repayment of past costs. Upon commencement of production, there shall be reimbursement of past costs related to the carried interest payable out of 50% of attributable net production revenue.


The participants in the permit have completed the work program required for the first and second years. The remaining work program requires the participants to complete the following:

i)        prior to February 25, 2001, drill one exploration well;

ii) prior to February 25, 2002, complete a work program which includes acquiring 100 kilometers of new 3D seismic data, or purchase of existing 3D data, or surrender the permit;

iii) prior to February 25, 2003, complete a work program which includes interpreting seismic data to define prospects, or surrender the permit; and

iv) prior to February 25, 2004, drill a second exploration well, or surrender the permit.

Two hydrocarbon traps along trend from the Talbot oil field have been identified and mapped from interpretation of a100 square mile 3D seismic survey purchased in 1998. Several other leads have been identified from interpretation of 2D seismic data, including a stratigraphic trap in the east of the permit. A large fault trap, the Rossini Prospect, has been identified as the most attractive drilling target. Presentations of the results at various industry forums are being conducted with a view to securing a farm out with third parties to fund the drilling of an exploration well, planned for late 2000.

An industry standard operating agreement is near finalization. Before execution of an operating agreement, the participants proceed in accordance with local industry conventions.

     For work planned to be done before December 31, 2000 on AC/P26 and its estimated cost, see Item 1. Business- Plan of Operations.

Timor Gap Zone of Cooperation

Zone of Cooperation Area A Block 96-16, Australia and Indonesia

Trans-Orient Petroleum Ltd. acquired a 33 1/3% interest in a venture to explore the Zone of Cooperation Area A Block 96-16 ("ZOCA 96-16") in the Timor Gap Zone of Cooperation located between Australia and Indonesia. The permit area was originally 670,000 acres, however, pursuant to the terms of the permit grant, the participants were required to relinquish 25% of the permit area in November 1999. The other participants in ZOCA 96-16 are Norwest Energy N.L., as operator (33.33%) and West Oil N.L. (33.33%). The participants have entered into an agreement with Phillips Petroleum Ltd. which provides that Phillips will fund the drilling and testing of an exploration well on the Coleraine Prospect in the western part of the permit during year 2000. Under the terms of this agreement, Phillips earns a 66% interest in the permit by paying all costs through the drilling and testing of the exploration well, which will fulfil the year 2001 well obligation. Following completion of this well by Phillips Petroleum, the ZOCA 96-16 license interests will be Phillips Petroleum (66%), Norwest Energy NL (14%), West Oil NL (10%), and the Trans-Orient Petroleum Ltd. (10%). After completing the purchase of Trans-Orient Petroleum Ltd.'s interest, the Registrant's interest will be (10.0%).

The Timor Gap Zone of Cooperation was established in 1989 by treaty between Indonesia and Australia in settlement of a dispute between the two countries during the 1980's regarding the boundary between their respective economic zones, which had halted all exploration of this prospective area. ZOCA 96-16 lies within Area A of the Zone of Cooperation, which is now administered by the Australia-United Nations (on behalf of the Republic of East Timor) Joint Authority.

Following signature of the treaty, Area A was divided into a number of contract areas, most of which were awarded in 1991 and 1992. This initiated an active phase of exploration, in which many of the world's leading oil companies were involved, and some 25 exploration and ten appraisal wells have now been drilled in Area A, with several significant oil and gas discoveries having already been made. Companies currently involved in the area include Shell,, Phillips, , Woodside, , Santos, Mobil and others. Discoveries in the last few years include Elang (oil), Elang West (oil), Kakatua (oil), all now in production, Bayu (gas-condensate), and Undan (gas-condensate), now scheduled for development by Phillips Petroleum while the Laminaria and Buffalo oil discoveries, which recently commenced production, are located just outside Area A, some 25 miles west of ZOCA 96-16.

Discovery wells on two of the permits adjacent to ZOCA 96-16 have recorded flow rates in production testing exceeding 11,000 barrels of oil per day, while in the case of Bayu-1 a combined flow rate of 90 million cubic feet of gas per day, with an associated 5,250 barrels of condensate was achieved.

Of particular interest to the ZOCA 96-16 contract area are the Elang and Undan-Bayu discoveries. The Elang discovery was the first in Area A, made in February, 1994 when the Elang-1 well was flow tested at a rate of 5,800 barrels per day, and a 250 foot oil column was intersected in sandstones of the Montara Beds Formation, immediately underlying the 'Break-Up Unconformity' at a depth of 10,000 feet. Production from the combined Elang/Kakatua development commenced in 1998 at initial field production rates of 35,000 barrels a day, although production is now in decline. A recent new development well flowed 20,000 barrels per day. The development location is only five miles from the boundary of ZOCA 96-16 and enhances the value of the contract area by bringing infrastructure close to it.

Elang is also important to ZOCA 96-16 in that it demonstrates that oil is being generated in the Flamingo Syncline, which lies north of Elang and crosses the southern part of ZOCA 96-16, thus improving the chances of structures close to the syncline within ZOCA 96-16 being charged with oil. Seismic mapping of the area shows prospects and leads extending northeast from Elang across the Flamingo Syncline and into ZOCA 96-16. Other prospects are identified further east within ZOCA 96-16, particularly on the Basilisk and Minotaur trends. Both Basilisk-1 and Minotaur-1 had extensive oil indications, as also did the third well in ZOCA 96-16, the Naga-1 well, and petrophysical review of Minotaur-1 strongly suggests that the well would have been capable of flowing oil from a similar level to that of the oil column in Elang, if it had been tested. The Coleraine Prospect is mapped directly along trend from Minotaur-1. The Foyle Prospect is mapped as a low relief structure covering an area of about 18 square miles, situated between Undan-Bayu and Coleraine.

The Undan-Bayu gas-condensate field was discovered by Phillips Petroleum with the drilling of Bayu-1 in early 1995, and then extended further west later in 1995 by the drilling of Undan-1 by BHP in the adjacent Contract Area. Appraisal drilling since that time has established a gas-condensate reserve of some three trillion cubic foot
(TCF) of gas, and an associated 100-200 million barrels of condensate. The field covers an area of approximately 40,000 acres, some 15 miles southeast of ZOCA 96-16. Phillips Petroleum has purchased BHP's interest in the reserve, and is now proceeding to develop the field with an early production stage which strips the condensate from the reservoir and reinjects the gas for later production. The development of this field will also add value to ZOCA 96-16 due to the proximity of the Undan-Bayu production infrastructure.

ZOCA 96-16 is subject to an annual contract service fee of US$125,000 and a production sharing agreement with the Australia-Indonesia Joint Authority. For the first five years of production, the Joint Authority is entitled to 50% to 70% of the initial 10% of gross production, and of the initial 20% of gross production for each year thereafter. Any excess production, after deduction of allowable operating costs and investment credits of 127% of exploration expenditures, is shared with the Joint Authority at rates of 50% to 70%. In addition, any taxable income from the area is also subject to a combined tax regime, with an effective corporate tax rate of 42%. The production sharing agreement has a stated term of 30 years but if no petroleum has been located in commercial quantities before November 14, 2002 the participants may by notice extend the term over the remaining area to November 14, 2006. If no petroleum has been discovered in commercial quantities by this date, the contract will terminate. Before November 14, 2002 the participants are required to relinquish a further 25% of the difference between the area granted in the production sharing contract less any area allocated to a commercial discovery. The production sharing contract requires the following minimum work to be done:

Year of                                                Estimated
Contract            Description of Work                Cost (US$)

One                 Data review                        $  100,000
Two                 Data review                           100,000
Three               1500 km of seismic survey             800,000
Four                Data review                           160,000
Five                One exploration well                5,000,000
Six                 Data review                            80,000

The work prescribed for the first three years has been completed. The Registrant has paid its one-third share of the above costs. The requirements of the remaining work program are as follows:

i) prior to November 14, 2000, complete a work program which includes seismic data review, or surrender the permit; prior to November 14, 2001, drill one exploration well, or surrender the permit; and

ii) prior to November 14, 2002, complete a work program which includes seismic data review, or surrender the permit.

Following the agreement with Phillips Petroleum Ltd, they will fund the drilling and testing of an exploration well in the permit during Year 2000, at no cost to the Registrant. This well will fulfill the Year 2001 well obligation.

The Registrant's equity in the permit is reduced to 10%, following Phillips entry and assumption of permit operatorship and the obligation to the other parties to drill the well during 2000.

After recovery of investment credits for exploration and capital costs and of operating costs, the value of production, if any, of petroleum is to be divided as follow;

(i) for average daily production up to 50,000 barrels, 50% to the Joint Authority and 50% to the participants;

(ii) for average daily production of between 50,001 and 150,000 barrels, 60% to the Joint Authority and 40% to the participants; and

(iii) for average daily production over 150,000 barrels, 70% to the Joint Authority and 30% to the participants;

and for any production of gas, after recovery of investment credits for exploration and capital costs and of operating costs, the value of production, if any, of gas is to be divided 50% to the Joint Authority and 50% to the participants.

An operating agreement exists among the participants. Among other things, the operating agreement provides that a participant may not sell, assign, transfer, charge, mortgage, or otherwise dispose of, deal with, encumber, make a declaration of trust or undertake any other act whereby any legal or equitable interest is created over all or part of its participating interest except to an "affiliated corporation" as that expression is defined in the production sharing contract of November 14, 1996 without the written consent of the other participants or permit a transfer or allotment of shares not outstanding on February 10, 1998 without the consent of the other participants.

A seismic grid totaling some 4,000 miles of data already existed within ZOCA 96-16, and under the terms of the ZOCA 96-16 Contract, the joint venture has carried out a reinterpretation of this data, together with a reanalysis of the wells in and around the Contract Area, and has now acquired an additional 1500 km of new seismic, which is presently being computer processed, prior to interpretation which will rank and risk the prospects.

For work planned to be done before December 31, 2000 on ZOCA 96-16 and its estimated cost see ITEM 1. BUSINESS-Plan of Operations.

Offshore Gippsland Basin, Bass Strait Permit VIC/P-39 (33.33%
relinquished in 1999)

After extensive geological and geophysical work in this permit the participants determined that there is a lack of sufficient prospectivity in this permit area. This conclusion has resulted in the Joint Venture's formal offer to surrender the permit. The Joint Venture awaits a response from the Federal Government of Australia.

PAPUA NEW GUINEA

Petroleum Prospecting Licence PPL 192 (40.0%)

PPL 192 was granted in on January 28, 1997. The participants in the permit are the Registrant (40%), Trans-Orient Petroleum Ltd. (20%), Durum Cons. Energy Corp. (20%) and Mosaic Oil Niugini Pty. Ltd. (20%). After completing the purchase of Trans-Orient Petroleum Ltd.'s interest, the Registrant's interest will be (60.0%).The Registrant is the operator.

PPL 192 grants the exclusive right to explore for petroleum for an initial six year term commencing January 28, 1997, extendable for a further five year term over 50% of the original area, and the exclusive right to enter into a production agreement upon a discovery. A production agreement provides the right to produce any oil and gas discovered for a period of up to 30 years from discovery, subject to a maximum 22.5% participating interest that can be acquired by the Government of Papua New Guinea and a two per cent participating interest that can be acquired by local landowners. See Item 2 Hydrocarbon tenures in New Zealand, Australia and Papua New Guinea.

PPL 192 comprises some 1,200,000 acres located in the foreland of the Papuan Basin, immediately south of the Highlands fold belt. The area is covered by forests and is relatively flat and sparsely populated and the lack of roads leaves the principal mode of transport as the Strickland River.

The participants have not entered into an operating agreement. Before execution of an operating agreement, the participants proceed in accordance with local industry conventions.

Reprocessing and remapping of the existing seismic data and various geologic studies were completed to better define the potential size and exploration uncertainties of the existing prospects and leads, particularly focusing on the Kamu and Douglas Prospects and the Langia Field. The participants then completed the acquisition of approximately 30 miles of 2D seismic in November - December, 1999 ( the Kamu Seismic Survey ) to delineate the two main prospects: Kamu and Douglas, and to further evaluate the Langia gas discovery. The Kamu Prospect, a structure in the center part of the area, is defined on seismic as covering an area of approximately 4,500 acres, with a vertical relief of about 260 feet at the Toro Sands level at about 5,500 feet depth. The Douglas Prospect is now mapped as a closed feature incorporating several separate culminations, covering a total area of approximately 15,000 acres, with maximum vertical relief of approximately 250 foot at Toro Sands level at about 5,500 foot depth. The Toro Sands are widely developed across the Papuan Basin, and are the main producing reservoir sequence in virtually all the onshore discoveries. In addition to the Toro Sands, the Digimu and Imburu Formations may also hold reservoir quality sandstones and be targets in Kamu and other structures in PPL 192.

The license required the participants to reprocess seismic and other data in the first year of the license at a cost of $100,000 and in the second year of the license to spend $100,000 on an area review and an analysis of gas development in a "Kamu" type gas discovery. This work has been done.

The Kamu Seismic Survey has met the license requirement to acquire 30 miles of seismic in Year 3. The remaining work program requires the participants to complete the following:

i) prior to January 28, 2001, complete a work program which includes drilling one exploration well. In addition, the participants must commit to a minimum work program prior to November 28, 2000 for the fifth and sixth years, or surrender the permit;

ii) prior to January 28, 2002, complete a work program which includes acquiring 240 miles of new 2D or equivalent 3D seismic data; and

iii) prior to January 28, 2003, complete a work program which includes drilling a second exploration well.

Farm-in parties will now be sought to assist in funding the drilling of one of the prospects in late 2000.

For work planned to be done before December 31, 2000 on PPL 192 and its estimated cost, see ITEM 1. BUSINESS-Plan of Operations.

Petroleum Prospecting Licence PPL 215 (40.0%)

PPL 215 was awarded in May 1999. The participants in the permit are the Registrant holding 40%, Trans-Orient Petroleum Ltd. (40%) and Mosaic Oil of Australia with 20%. After completing the purchase of Trans-Orient Petroleum Ltd.'s interest, the Registrant's interest will be (80.0%). The Registrant is the operator. The PPL 215 license covers approximately 600,000 acres situated in the lightly explored Papuan Basin Foreland, and adjoins the Registrant's PPL 192 permit.

With regard to the work program on the permit, the Registrant and the other participants are required to complete the following:

i) prior to May 7, 2001, complete a work program which includes reprocessing 120 miles of existing seismic data. In addition, the participants must commit to a minimum work program prior to March 7, 2001 for the third and fourth years, or surrender the permit;

ii) prior to May 7, 2003, complete a work program which includes acquiring, processing and interpreting 60 miles of seismic data. In addition, the participants must commit to a minimum work program prior to March 7, 2003 for the fifth and sixth years, or surrender the permit; and

(iii) prior to May 7, 2005, complete a work program which includes drilling one exploration well.

The seismic program conducted in PPL 192 during fiscal 1999 included the acquisition of 18 miles of seismic in PPL 215, to evaluate the Aiema Lead area, which counts towards part fulfillment of the Year Three seismic obligation.

For work planned to be done before December 31, 2000 on PPL 215 and its estimated cost, see ITEM 1. BUSINESS-Plan of Operations.

Petroleum Prospecting License 157,

After completing the purchase of Trans-Orient Petroleum Ltd.'s interest, the Registrant's interest in this permit will be (7.5%). By an agreement dated August 3, 1998 among Santos Niugini Exploration Pty. Limited ("Santos"), Trans-Orient Petroleum Ltd. agreed to pay ten percent of the costs of drilling the Stanley-1 well, the lesser of ten percent of testing the Stanley-1 well or US$130,000 and 7.5% of feeding costs over US$1,300,000 with respect to the Stanley-1 well to earn a participating interest of 7.5% in PPL 157. The other participants in the license are Santos Ltd. (35.25%), as the operator, Omega Oil N.L. (15%), Carnarvon Petroleum N.L. (15%), Bligh Oil & Minerals N.L. (7.25%) and SPI Ltd. (20%).

PPL 157 was granted to Santos on June 2, 1993 for a term of six years. The license area is about 1,248,600 acres. The Stanley Prospect is located in the northwest of PPL 157.

Santos is the operator of the license. An operating agreement dated December 1, 1997 sets out the procedures for work on PPL 157. Among other things, the operating agreement provides that a participant may assign its participating interest to an affiliate, as defined in the operating agreement, if the affiliate continues to be an affiliate for one year after the date of execution of the documents effecting the assignment. If there is a change of control of a participant that is not listed on a stock exchange, the other participants may within 45 days of receipt of notice elect to acquire the participating interest of the participant of which control is to change. If a participant wishes to sell, or receives an offer to purchase all or part of its participating interest, the participant must give notice to the other participants which have 45 days to elect to acquire such interest subject to regulatory acceptance. The participant wishing to sell has, generally, 90 days to close the sale of its participating interest subject to regulatory acceptance.

The Stanley-1 well was spudded on January 17, 1999, to test a large dip and fault closure at the Toro sandstones level (~10,000 feet). Good reservoir sandstones were encountered during drilling at the shallower Upper Ieru level (~7,000 feet), but the formation did not contain hydrocarbons. The well was drilled to a total depth of approximately 10,600 feet, and encountered good reservoir sandstones at the main objective level- the Toro Formation - at a depth of approximately 10,300 feet. Electric logs run in the well have been interpreted by the operator, Santos Ltd, to be gas charged over a 40 foot interval, with at least 25 feet of this interval being good pay. It is considered that the well will flow gas at high rates when tested. However, on March 9, 1999 all the companies in PPL 157 joint venture decided to defer any flow testing of the Stanley-1 well until some future date. The Stanley-1 well has been left plugged and suspended and can be reopened for future flow testing at the appropriate time should the joint venture decide to do so. The PPL 157 permit has numerous other prospects identified for future exploration drilling, as well as the already drilled Elevala and Ketu gas discoveries.

An extension license over part PPL 157 and retention licenses (APRL4 over the Stanley field and APRL5 over the Elevala and Ketu fields) were offered to the joint venture partners on September 9, 1999 and from the end of 1999 the existing license will be replaced by these new licenses.

Both PPL 192 and the adjacent PPL 157 lie within the foreland of the Papuan Basin. PPL 213 lies within the fold and thrust belt portion of this same basin. This is a Mesozoic-Cenozoic basin situated on the northern margin of the Australian craton. Following some Triassic fluvial deposition, a rifted passive margin was formed by continental break-up in the Jurassic. At the end of the Jurassic, a sequence of marine transgressions deposited clean quartz sands on a broad marine shelf, which now forms the main reservoir units in the basin. The most important of these are the Lower Cretaceous Toro Formation sands and the closely underlying sandstones of the Upper Jurassic Digimu and Iagifu Members of the Imburu Formation. Through the Cretaceous period a thick sequence of siltstones and shales with localised sandstones (the Ieru Formation) was deposited across the basin. These form a blanket seal to the Toro Formation sandstones. Within the upper part of the Ieru Formation, locally developed sandstones can form good potential reservoirs and these were a secondary objective in the Stanley-1 well in PPL 157, and were well developed but not charged. During much of the Lower and Mid-Tertiary, platform carbonates of the Darai Limestone were deposited over much of the basin. Major deformation and uplift commenced in the late Miocene, with the collision of the Australian plate into the Bismark Arc to the northeast. This created the rugged, uplifted terrain of the Papuan Highlands as a fold and thrust belt within which PPL 106 is situated, and deposited the thick, dominantly siltstone Era Beds to the south across the largely undeformed foreland area, in which PPL157, PPL 192 and PPL 215 are all situated.

Petroleum Prospecting License 213

After completing the purchase of Trans-Orient Petroleum Ltd.'s interest, the Registrant's interest in this permit will be (5.0%). By agreement dated January 11, 1999 among Trans-Orient Petroleum Ltd., Highland Petroleum Pty. Ltd. (with respect to 1.87%), First Australian Resources (PNG) Pty. Ltd. (with respect to 1.75%), Victoria Exploration
(PNG) Pty. Ltd. (with respect to 0.92%) and TPEX Exploration (PNG) Pty Ltd. (with respect to 0.46%), Trans-Orient Petroleum Ltd. agreed to pay the lesser of 8.45% percent of dry hole drilling costs of the Tumuli-1 well or US$929,500 and five percent of costs over US$11,000,000 with respect to the Tumuli-1 well to earn a participating interest of five percent in PPL 213. The other participants in the permit are Santos Ltd. (35%), as the operator, Woodside Petroleum Ltd. (25%), First Australian Resources N.L. (8.25%), Bligh Oil & Minerals N.L. (7.5%), Highland Petroleum Pty Ltd (5.63%), Lakes Oil N.L. (5%), Victoria Petroleum N.L. (4.08%), Farpuri Ltd (2.5%) and TPEX Exploration (PNG) Pty Ltd. (2.04%). PPL 213 was granted on February 11, 1999 for an initial term of six years. The permit area is approximately 900,000 acres.

Santos, through its subsidiary Barracuda Property Limited, is the operator of the license. An operating agreement for the preceding PPL106 dated December 14, 1989 sets out the procedures for work on PPL
213. Among other things, the operating agreement provides that a participant may assign or transfer, which includes any and all means of disposition, including the effects of financing arrangements, its participating interest to an affiliate, as defined in the operating agreement, if the affiliate continues to be an affiliate for one year after the date of the assignment. Any other assignment requires the consent of the other participants regarding the technical and financial competence of the assignee and regulatory acceptance. Any financial encumbrance of a participating interest requires the consent of the other participants and must be made subject to regulatory acceptance and in compliance with certain other conditions. If a participant wishes to sell, or receives an offer to purchase all or part of its participating interest, the participant must give notice to the other participants which have 30 days to elect to acquire such interest. The participant wishing to sell has, generally, 180 days to close the sale of its participating interest.

PPL 213 is situated in the rugged terrain of the Papuan Highlands, which have been created by the thrust faulting, folding and uplift associated with the Upper Tertiary plate collision event. This has created numerous potential petroleum traps in the form of compressional fold features. Some 30 of these are currently recognized within PPL 213 alone and many more are identified in the surrounding area outside PPL
213. During the past 20 years, a number of these features have been drilled as successful oil or gas discoveries. These include the P'nyang, Juha, Hides and Angore gas fields within 50 miles of PPL 213, and the Moran, Paua, Iagifu, Hedinia and Gobe oil fields further along trend to the southeast. The Hides field is in production, as are the Moran, Iagifu and Hedina (collectively, the Kutubu oil fields) and the Gobe. Oil production from these fields currently amounts to about 130,000 barrels a day. The gas accumulations typically have high condensate (light oil) content and the oil accumulations typically have an overlying gas cap. Plans by Chevron and other participants to construct a gas pipeline from the Kutubu fields across the Coral Sea to Queensland, Australia are now proceeding, and may bring many more of the gas fields into production in the next few years.

The Tumuli-1 well was spudded in April 1999 to test a large compressional fold anticline which has been mapped from surface geology as a potential petroleum trap at the Toro Formation level covering an area of about twelve square miles. The well was plugged and abandoned at a depth of 6,600 feet. High formation pressures and unstable rock conditions encountered during drilling resulted in the decision to terminate the well several hundred metres above the level at which the seismic data indicated the Toro sandstone objective would be reached. In addition, a deviation of some 30 degrees from vertical built up during drilling, due to the steep dips of the rock strata, and it was considered that given the range of problems encountered, it was unlikely the Toro objective could be reached using this particular drilling operation.

The Registrant and the other participants have completed the work program required for the first year of PPL 213 by drilling the Tumuli-1 exploration well. The remaining work program requires the participants to complete the following:

i) prior to February 11, 2001, complete a work program which includes reprocessing existing seismic data and acquisition of 30km of geotraverse data. In addition, the participants must commit to a minimum work program prior to December 11, 2000 for the third and fourth years, or surrender the permit;

ii) prior to February 11, 2003, complete a work program which includes drilling a second exploration well. In addition, the participants must commit to a minimum work program prior to December 11, 2003 for the fifth and sixth years, or surrender the permit; and

iii) prior to February 11, 2005, complete a work program which includes drilling a third exploration well.

The PPL 213 joint venture has now reviewed all exploration possibilities in the licence and had to decide in January whether or not to continue exploration of the area or collectively withdraw from the permit at the end of Year One. However, under the Petroleum Act of Papua New Guinea, since less than all parties have now elected to withdraw at end of Year One, the permit must continue to the end of Year Two before the Registrant is entitled to withdraw.

CHINA

Technical Study Area, Nanling and Wuwei Basins, Anhui Province, China
(50%)

The Production Sharing Contract entered into by the Registrant and its other joint venture partner , Moondance Energy Ltd., with Sinopec (China Petrochemical Corporation) has expired. The joint venture participants have not yet decided whether to attempt to renegotiate a new agreement with the Chinese authorities. Due to the expiry of the PSC, the joint venture does not have an interest in the permit area.


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

                              PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Market Price of and Dividends on the Registrant's Common Equity

The shares of the Registrant traded on the Vancouver Stock Exchange ("VSE") in Vancouver, British Columbia, Canada to September 12, 1996. Since January, 1996 the shares of the Registrant have traded and continue to trade on the OTC Bulletin Board under the symbol "INDX". Summary trading by quarter for the two most recently competed fiscal periods ending December 31, 1999: The Registrant believes that its market price is a reflection of actual sales and purchases. OTC BB quotations may reflect interdealer prices, without retail markup, markdown or commission and may not necessarily reflect actual transactions.

     Year and
     Quarter                  High      Low

     1998
          First Quarter       3.563     2.406
          Second Quarter      3.000     1.492
          Third Quarter       1.813     0.563
          Fourth Quarter      1.031     0.6875
     1999
          First Quarter       1.281     0.42
          Second Quarter      1.25      0.5625
          Third Quarter       0.781     0.50
          Fourth Quarter      0.656     0.3125
     2000
          First Quarter [1]   0.875     0.3125

[1]  Prices to March 16, 2000

As at March 27, 2000 there were 28,262,398 shares outstanding. At
February 16, 2000 there were 213 shareholders of record resident in Canada holding 8,713,458 shares and 1,149 shareholders of record resident in the United States holding 19,316,901 shares.

No cash dividends have been declared by the Registrant nor are any intended to be declared. The Registrant is not subject to any legal restrictions respecting the payment of dividend (except that they may not be paid to render the Registrant insolvent). Dividend policy will be based on the Registrant's cash resources and needs and it is anticipated that all available cash will be needed for property development for the foreseeable future.

Recent Sales of the Registrant's Securities

No securities were issued by the Registrant during the 1999 fiscal year, however as part of the consideration to be paid by the Registrant to Trans-Orient Petroleum Ltd. for the purchase of Trans-Orient Petroleum Ltd.'s Assets, the Registrant will issue 4,184,224 Units. At March 27, 2000 these units have not yet been issued but it is expected that these units will be issued in the very near future upon formal closing of the asset purchase. The total value of the Trans-Orient Petroleum Ltd. Assets to be acquired by the Registrant were valued by the parties at $4,097,362. Each Unit consists of one common share and one "A" Warrant. Each "A" Warrant will entitle the holder to purchase one additional common share of the Registrant in consideration for $0.50 per common share exercisable up to the end of business on the date which is one year from their issuance and thereafter for $0.75 per common share up to the close of business on the date which is two years from the date of issuance. Upon the exercise of the "A" Warrants by Trans-Orient Petroleum Ltd. and subject to a commercial discovery having occurred on the Assets, the Registrant shall issue to Trans-Orient Petroleum Ltd. one "B" Warrant for each "A" Warrant exercised. The "B" Warrants shall be exercisable at a price of $1.50 for a period of one year from the date of issue of the "B" Warrants. The securities are to be issued pursuant to the exemptions from registration under the 1933 Securities Act contained with Regulation S (Rules 901-905).

Rights to Acquire Common Shares on Exercise of Options

No options to acquire the common shares of the Registrant were issued during the fiscal year ending December 31, 1999. At the Annual General Meeting of Shareholders held in June 1998, the Registrant did receive approval to grant options to directors, officers and employees. In March 1999 the registrant announced that it intended to cancel all previously granted but unexercised options and grant directors, officers and employees new options to acquire 5.6 million common shares in the capital stock of the Registrant at a price of US$0.85 per share. However the original options were not cancelled nor were the options to acquire 5.6 million shares granted to any individuals as of December 31, 1999. The names, holdings, exercise price and expiry date of outstanding options to acquire common shares of the Registrant are as follows:

                                                       Exercise
                         Number                        Expiration
Name                     Of Shares      Price          Date
Under Option [1]

DJ and JM Bennett
 Family Trust [2][3][4]  200,000        $2.50          10/30/00
Alex Guidi [3][4]        500,000        $2.50          10/30/00
Brad Holland[3][5]       300,000        $2.50          05/13/00

[1] In the year ended December 31, 1999, no options to acquire shares were exercised.

[2]  Beneficially owned by David Bennett and his spouse Jenni Bennett

[3]  Term extended pursuant to agreements dated May 7, 1998.

[4]  The options were originally granted on October 30, 1996.

[5]  The option was originally granted on May 13, 1996.

Rights to Acquire Common Shares on Exercise of Warrants

No warrants to acquire the common shares of the Registrant were issued during the fiscal year ending December 31, 1999. The names, holdings, exercise price and expiry date of outstanding warrants to purchase common shares of the Registrant are as follows:

                         Number of
                         Share Purchase      Purchase  Expiration
Name                     Warrants [1]        Price     Date

Tracy Godoy[2]             160,000           $.90      05/27/00
Alex Guidi[2]              494,000           $.90      05/27/00
Peter Loretto[3][2]        146,000           $.90      05/27/00
                         1,000,000           $.90      07/03/00
Tanya Loretto[2]           150,000           $.90      05/27/00

[1] In the year ended December 31, 1999, no warrants to acquire shares were exercised.

[2] During the 1999 fiscal year the Registrant amended the exercise price from Cdn. $3.485 to US$.90 and extended the expiry date from May 27, 1999 to May 27, 2000.

[3] By an agreement dated June 2, 1997, Mr. Loretto purchased 1,000,000 units for Cdn. $1.80 per unit. Each unit is comprised of one common share and one non-transferable share purchase warrant. Each share purchase warrant entitles the holder to purchase a common share for Cdn. $1.90 before July 4, 1998, for Cdn. $2.00 from July 4, 1998 to July 3, 1999 and for Cdn. $2.10 from July 4, 1999 to July 3, 2000. During the 1999 fiscal year the Registrant amended the exercise price at which the holder may exercise his warrant from Cdn. $2.10 to US$.90.


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

         1999        1998        1997         1996        1995[1]     1995[2]
Current
 assets  $6,408,980 $ 9,047,114 $10,872,800 $ 9,597,265 $1,024,635 $   575,210
Invest-
 ments      740,000   1,500,000          -           -          -           -
Pet. &
 Gas      3,656,224   2,819,946   1,929,839   1,113,928     60,438      10,320
Prop. &
 Equip      143,961     134,076     115,244      34,933      6,150          -
Incorp costs     -           -           -           -         867         867
Total
 assets  10,949,165  13,501,136  12,917,883  10,746,126  1,092,090     586,397
Share
 capital 18,245,867  18,253,992  18,376,476  15,512,578  4,993,739   4,397,920
Deficit  (7,644,685) (6,471,552) (5,591,864) (4,853,487)(3,968,214) (3,824,570)
Cum. comp.
 adjustment  70,000   1,561,800      87,567          -          -           -

Gross rev.  673,609     684,765     870,059     426,432     38,980      25,768
Net loss (1,173,133)   (879,688)   (738,377)   (885,273)  (143,644)    (50,706)
Other comp.
 income
 (loss)  (1,491,800)  1,474,233      87,567          -          -           -
Comp.
 income
 (loss)  (2,664,933)    594,545    (650,810)   (885,273)  (143,644)    (50,706)
Net Loss
 per Share    (0.04)      (0.03)      (0.03)      (0.04)     (0.01)      (0.01)

[1]  For the eleven month period ended December 31, 1995.

[2]  For the year ended January 31, 1995.

Exchange Rates

On December 31, 1999 the buying rate for Canadian dollars was US$1.00:
Cdn$1.4433. The following table sets out the buying rate for Canadian dollars for the period indicated. Rates of exchange are obtained from the Bank of Canada and believed by the Registrant to approximate closely the rates certified for customs purposes by the Federal Reserve Bank in New York.

          1994      1995      1996      1997      1998      1999
Year End  1.4018    1.3640    1.3706    1.4305    1.5333    1.4433
Average   1.3659    1.3726    1.3636    1.3844    1.4831    1.4868
High [1]  1.4065    1.4243    1.3855    1.4393    1.5795    1.5287
Low [1]   1.3109    1.3303    1.3295    1.3365    1.4082    1.4433

[1] The high and low buying rate figures are selected from daily high and low figures.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

The Registrant is in the exploration and evaluation stage on nearly all its oil and gas properties and hence has not yet achieved profitability or break even cash flow. The Registrant has experienced losses in each fiscal period reported on and expects to continue to incur losses for the upcoming fiscal year. Total losses incurred from incorporation to December 31, 1999 were $7,644,685. The level of future operations is limited by the availability of capital resources, the sources of which are not predictable. The sales value of any oil and gas discovered by the Registrant will be largely dependent on factors beyond the Registrant's control such as the market value of the hydrocarbons produced.

Liquidity

As of December 31, 1999 the Registrant had $6,130,997 in working capital as compared with $8,890,218 as of December 31, 1998 and $10,827,096 as of December 31, 1997. For the upcoming fiscal year, the Registrant does not have sufficient capital to satisfy all the capital expenditures which are necessary to satisfy the prescribed work commitments contained within the Registrant permit license grants and joint venture agreements see ITEM 1 BUSINESS- Plan of Operations. The required permit expenditures for the upcoming fiscal year will, if fully committed to, exhaust the Registrant's current working capital with the result that the Registrant will not have sufficient working capital to continue its operations without further infusions of capital. The production revenue and interest income which the Registrant receives is not sufficient to satisfy the Registrant's operating expenses and as such these revenues will not improve the Registrant's anticipated deficiency in working capital. In order to satisfy the required capital expenditures for the upcoming fiscal year, the Registrant will need to raise additional capital from outside sources. The Registrant relies on its ability to raise additional capital through the issuance of common shares, which has a dilutive effect on the Registrant's shareholders. It is uncertain whether the Registrant will be able to secure outside sources of capital in an amount that is sufficient for it to continue with its current operations on its permits. Should the Registrant fail to raise sufficient capital, the Registrant will have to endeavor to enter into farm out arrangements with third parties to reduce its capital exposure on exploration drilling programs and/or withdraw and/or dispose of some or all of its permit interests in order to reduce the capital requirements attributable to the Registrant.

Capital Resources

For a description of the Registrant's material capital commitments for the upcoming fiscal year see ITEM 1 BUSINESS- Plan of Operations. The Registrant has no other anticipated capital expenditures of a material amount. However, the Registrant intends to acquire additional petroleum interests, which may give rise to further capital expenditures.

The Registrant's capital resources have been comprised primarily of private investors, including members of management, who are either existing contacts of the Registrant's management or who come to the attention of the Registrant through personal and business contacts, financial institutions and other intermediaries. The Registrant's management is of the view that conventional banking is unavailable to resource companies which are in the exploration stage. The Registrant's access to capital is always dependent upon general financial market conditions, especially those which pertain to venture capital situations such as oil and gas exploration companies. The Registrant has no agreements with management, investors, shareholders or anyone else respecting additional financing at this time. Due to the speculative nature of the Registrant's business and its lack of revenue generating assets, potential investors are generally limited to those willing to accept a high degree of risk. Therefore the number of outside sources of capital for the Registrant are somewhat limited. Other than the foregoing, there are no other trends in the nature of its capital resources which could be considered predictable.

Results of Operations

The Registrant is an exploration company. The Registrant's primary focus as of December 31, 1999 is the investigation and acquisition of oil and gas properties. The Registrant's policy is to acquire interests and where possible, minimize its risk exposure by farming out or joint venturing these interests to other industry participants.

The Registrant's current property focus is on the acquisition and exploration of properties primarily in the Austral Pacific region with the objective of establishing a solid cash flow base and participating in high potential exploration blocks in under explored countries with attractive fiscal regimes.

Revenues for the year ended December 31, 1999 were $673,609 compared with $684,765 for the year ended December 31, 1998 and $870,059 for the year ended December 31, 1997. The revenue figures reported by the Registrant include both production revenues and interest income earned on the Registrant's cash and short-term deposits.

Except for the Registrant's interest in Petroleum Mining Permit ("PMP") 38148, the Registrant's petroleum permits are in the exploration stage and do not generate any production revenues. The Registrant holds a 5% participating interest and revenue interest in PMP 38148 located in the Taranaki Basin, North Island, New Zealand. PMP 38148 has six producing oil wells, four producing gas wells and two shut-in gas and oil wells.

Production revenue for the year ending December 31, 1999 was $314,698 compared with gross 1998 production revenue of $234,168. The increase is due to a rise in the average oil sale price of US$4.30 per barrel of oil to US$15.30 per barrel, partially offset by by a fall in production volume from 20,629 barrels to 19,786 barrels. The above includes revenue from gas production of $12,634 (year ended December 31, 1998:
$9,247).

Costs and Expenses

In the year ended December 31, 1999 the Registrant incurred expenditures in the acquisition, exploration and development of petroleum interests of $1,923,921. The amount incurred in the acquisition, exploration and development of petroleum interests for the year ended December 31, 1998 was $1,901,030. The amount incurred in the acquisition, exploration and development of petroleum interests for the year ended December 31, 1997 was $1,064,976. The increase is largely attributable to the Registrant's participation in the drilling of the

Huinga-1 and Whakatu-1 and Clematis-1 wells, the acquisition of additional petroleum interests and development and implementation exploration programs. After the purchase of the Assets from Trans-Orient Petroleum Ltd. it is expected that costs attributable to the acquisition, exploration and development of petroleum interests will materially increase from those incurred in the past.

Depletion and amortization expense for the year ended December 31, 1999 was $176,855. For the year ended December 31, 1998 the depletion and amortization expense was $148,875 and for the year ended December 31, 1997 was $97,827.

General and administrative expenses for the year ended December 31, 1999 were $532,497. For the year ended December 31, 1998 the general and administrative expenses were $563,480 and for the year ended
December 31, 1997 were $1,247,569.

Interest Expense

The Registrant finances its business primarily from the issuance of common shares and to a lesser extent from the receipt of petroleum revenues from its interest in the Ngatoro oil field, New Zealand. The Registrant has not effected any borrowing and has consequently not incurred any interest expense.

Interest Income

Interest income for the year ended December 31, 1999 was $358,911. Interest income for the year ended December 31, 1998 was $450,597 and for the year ended December 31, 1997 was $382,118.


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

Commodity Price Risk

The Registrant's policy is to generally be exposed to market pricing for commodity purchases and sales. The Company has not taken any steps to protect against the fluctuating market price of oil or gas and as such the Registrant's operating revenue will be affected by changes in the market price for oil & gas. All other things being equal, where the oil & gas prices decrease it can be expected that the Registrant's revenues will in turn be reduced, whereas where oil & gas prices increase it can be expected that the Registrant's revenues will in turn increase.

Currency Risk

The Registrant has foreign currency exchange rate risk resulting from operations in overseas countries in the south Pacific and Canada. The Registrant generally holds its cash reserves in Canadian dollars while its operations expenditures are incurred in Papua New Guinea, New Zealand and Australia dollars ("Foreign Currencies"). As such any strengthening of Foreign Currencies against the Canadian dollar will cause an increase in the Registrant's operating costs. The Registrant does not hedge its exposure to currency rate changes, although it may choose to selectively hedge exposure to foreign currency exchange rate risk. The Registrant, however, has no policies relating to the foregoing.

Interest Rate Risk

The Registrant believes that it has no material interest rate risk to manage, as the Registrant has not made use of debt as a means of financing its operations.

ITEM 8.   FINANCIAL STATEMENTS.

Financial statements begin on following page.

                          AUDITORS' REPORT

To the Shareholders of Indo-Pacific Energy Ltd.

We have audited the accompanying consolidated balance sheets of Indo-Pacific Energy Ltd. and its subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Indo-Pacific Energy Ltd. and its subsidiaries as of December 31, 1999 and 1998 and the results of their operations and cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, there is substantial doubt regarding the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.











/s/ SADOVNICK TELFORD & SKOV
CHARTERED ACCOUNTANTS

Vancouver, British Columbia
Canada
March 28, 2000

INDO-PACIFIC ENERGY LTD.
Consolidated Balance Sheets
(Expressed in United States Dollars)

As at December 31,                      1999           1998
ASSETS
Current
Cash and short-term deposits            $  4,863,254   $  8,194,849
Accounts receivable                          148,419        102,194
Loan receivable from related party
 (Note 3)                                  1,062,211             -
Marketable securities (Note 4)               222,319        694,875
Due from related parties (Note 8)             62,667         46,161
Prepaid expenses (Note 8)                     50,110          9,035
                                        ------------   ------------
                                           6,408,980      9,047,114
Investments (Note 5)                         740,000      1,500,000
Property and equipment (Note 6)              143,961        134,076
Oil and gas properties (Note 7)            3,656,224      2,819,946
                                        ------------   ------------
Total Assets                            $ 10,949,165   $ 13,501,136
                                        ============   ============
LIABILITIES
Current
Accounts payable and
 accrued liabilities                    $    277,983   $    156,896
                                        ------------   ------------
Total Liabilities                            277,983        156,896
                                        ------------   ------------
Commitments and Contingencies
 (Notes 1 and 9)

STOCKHOLDERS' EQUITY
Common stock without par value (Note 10);
100,000,000 shares authorized;
Issued and outstanding at December 31,
 1999 and 1998: 28,262,398 shares         18,245,867     18,253,992
Accumulated deficit                       (7,644,685)    (6,471,552)
Cumulative comprehensive adjustment           70,000      1,561,800
                                        ------------   ------------
Total Stockholders' Equity                10,671,182     13,344,240
                                        ------------   ------------
Total Liabilities and
 Stockholders' Equity                   $ 10,949,165   $ 13,501,136
                                        ============   ============

Approved by the Directors:



/s/ David Bennett                       /s/ Alex Guidi
Director                                Director



  See accompanying notes to the consolidated financial statements

INDO-PACIFIC ENERGY LTD.
Consolidated Statements of Operations and Comprehensive Income (Loss) (Expressed in United States Dollars)

For the Years Ended December 31,

                         1999           1998           1997
REVENUES
Oil and gas sales        $    314,698   $   234,168    $  487,941
Interest income               358,911       450,597       382,118
                         ------------   -----------    ----------
                              673,609       684,765       870,059
COST OF SALES            ------------   -----------    ----------
Production costs               50,598       129,781        67,593
Royalties                      15,248        10,269        44,209
Depletion                     104,475        95,779        87,017
Write-off of oil and
 gas properties               983,168       765,144       162,048
                         ------------   -----------    ----------
                            1,153,489     1,000,973       360,867
                         ------------   -----------    ----------
                             (479,880)     (316,208)      509,192
EXPENSES                 ------------   -----------    ----------
General and administrative
 (Schedule)                   532,497       563,480     1,247,569
Write-down of marketable
 securities                   160,756            -             -
                         ------------   -----------    ----------
                              693,253       563,480     1,247,569
                         ------------   -----------    ----------
Net loss for the year      (1,173,133)     (879,688)     (738,377)

Other comprehensive income (loss)

Unrealized gain (loss)
 on marketable securities
 and investments           (1,491,800)    1,474,233        87,567
                         ------------   -----------    ----------
Comprehensive income
 (loss) for the year     $ (2,664,933)  $   594,545    $ (650,810)
                         ============   ===========    ==========
Basic and diluted loss
 per share (Note 11)     $      (0.04)  $     (0.03)   $    (0.03)
                         ============   ===========    ==========












  See accompanying notes to the consolidated financial statements

INDO-PACIFIC ENERGY LTD.
Consolidated Statements of Changes in Stockholders' Equity
(Expressed in United States Dollars)
For the Years Ended December 31, 1999, 1998 and 1997

                                                      Total
                                         Cumulative   Compre-      Stock-
                       Common            Accumulated  hensive      holders'
                  Shares     Amount      Deficit      Adjustment   Equity
Balance at
December 31, 1996 26,933,398 $15,512,578 $(4,853,487) $         -  $10,659,091

Common stock issued
 for private
 placement         1,000,000   1,800,000          -             -    1,800,000
Common stock issued
 for exercise of
 stock options       279,000     652,151          -             -      652,151
Common stock issued
 for exercise of
 warrants             50,000     125,667          -             -      125,667
Net compensation
 expense from
 stock options            -      286,080          -             -      286,080
Net loss during
 the year                 -           -     (738,377)           -     (738,377)
Unrealized gain
 on marketable
 securities               -           -           -         87,567      87,567
                  ---------- ----------- -----------  ------------ -----------
Balance at
December 31, 1997 28,262,398 $18,376,476 $(5,591,864) $     87,567 $ 12,872,179

Common stock issued
 for private
 placements        1,406,250       9,774          -             -         9,774
Cancellation of
 previously issued
 common stock     (1,406,250)     (3,258)         -             -        (3,258)
Net compensation recovery
 from stock options       -     (129,000)         -             -      (129,000)
Net loss during
 the year                 -           -     (879,688)           -      (879,688)
Unrealized gain on
 marketable securities
 and investments          -           -           -      1,474,233    1,474,233
                  ---------- ----------- -----------  ------------ ------------
Balance at
December 31, 1998 28,262,398 $18,253,992 $(6,471,552) $  1,561,800 $ 13,344,240

Net compensation
 recovery from
 stock options            -       (8,125)         -             -        (8,125)
Net loss during
 the year                 -           -   (1,173,133)           -    (1,173,133)
Unrealized loss on
 marketable securities
 and investments          -           -           -    (1,491,800)   (1,491,800)
                  ---------- ----------- -----------  -----------  ------------
Balance at
December 31, 1999 28,262,398 $18,245,867 $(7,644,685) $    70,000  $ 10,671,182
                  ========== =========== ===========  ===========  ============






  See accompanying notes to the consolidated financial statements

INDO-PACIFIC ENERGY LTD.
Consolidated Statements of Cash Flows
(Expressed in United States Dollars)
For the Years Ended December 31,

                         1999           1998           1997
OPERATING ACTIVITIES

Net loss for the year    $ (1,173,133)  $   (879,688)  $   (738,377)
Adjustments to reconcile
net loss to cash applied
to operating activities:
 Depletion                    104,475         95,779         87,017
 Write-off of oil and
  gas properties              983,168        765,144        162,048
 Compensation expense
  (recovery)                   (8,125)      (129,000)       286,080
 Depreciation                  72,380         53,096         10,810
 Write-down of
  marketable securities       160,756             -              -
Changes in non-cash
working capital:
 Accounts receivable          (46,225)        32,280          8,361
 Loan receivable from
  related party            (1,062,211)            -              -
 Due from related parties     (16,506)       106,212       (157,821)
 Prepaid expenses
  and deposits                (41,075)           434          2,003
 Accounts payable and
  accrued liabilities         121,087        111,192        (35,479)
                         ------------   ------------   ------------
Net cash provided by
(used in) operating
activities                   (905,409)       155,449       (375,358)
                         ------------   ------------   ------------
FINANCING ACTIVITY
Common shares issued
 for cash                          -           6,516      2,577,818
                         ------------   ------------   ------------
Net cash provided by
 financing activity                -           6,516      2,577,818
                         ------------   ------------   ------------
















 See accompanying notes to the consolidated financials statements.

                                F-5a

INDO-PACIFIC ENERGY LTD.
Consolidated Statements of Cash Flows
(Expressed in United States Dollars)
For the Years Ended December 31,

                         1999           1998           1997
INVESTING ACTIVITIES

Purchase of marketable
 securities                        -        (149,565)      (233,510)
Purchase of investments      (420,000)      (250,000)            -
Purchase of property and
 equipment                    (82,265)       (71,928)       (91,121)
Oil and gas properties,
 net of recoveries         (1,923,921)    (1,901,030)    (1,064,976)
Proceeds from sale of
 license interest                  -         150,000             -
                         ------------   ------------   ------------
Net cash used in
investing activities       (2,426,186)    (2,222,523)    (1,389,607)
                         ------------   ------------   ------------
Net increase (decrease)
in cash during the year    (3,331,595)    (2,060,558)       812,853

Cash and short-term
deposits - Beginning
of year                     8,194,849     10,255,407      9,442,554
                         ------------   ------------   ------------
Cash and short-term
deposits - End of year   $  4,863,254   $  8,194,849   $ 10,255,407
                         ============   ============   ============























  See accompanying notes to the consolidated financial statements

                                F-5b

INDO-PACIFIC ENERGY LTD.
Consolidated Schedules of General and Administrative Expenses
(Expressed in United States Dollars)
For the Years Ended December 31,

                         1999           1998           1997
GENERAL AND ADMINISTRATIVE EXPENSES
Accounting and audit     $   46,189     $   43,576     $    54,165
Compensation expense
 (recovery), net             (8,125)      (129,000)        286,080
Consulting fees (Note 8)     29,751         44,081         150,298
Corporate relations
 and development             46,775         57,938          71,548
Depreciation                 72,380         53,096          10,810
Filing and transfer
 agency fees                  4,836         11,413           9,803
Foreign exchange
 loss (gain)                (42,886)        14,771         239,713
Legal                        50,795        113,101          61,395
Office and miscellaneous    110,152        127,988          68,614
Printing                     67,243        109,453         104,901
Rent (Note 8)                57,294         70,132          33,791
Telephone                    39,823         51,176          23,005
Travel and accommodation     52,530         54,470         101,567
Wages and benefits          159,618         64,922          31,879
Recovery of general and
 administrative expenses   (153,878)      (123,637)             -
                         ----------     ----------     -----------
                         $  532,497     $  563,480     $ 1,247,569
                         ==========     ==========     ===========
























  See accompanying notes to the consolidated financial statements

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1999 and 1998

NOTE 1 - NATURE OF OPERATIONS AND CONTINGENCIES

The Company was incorporated under the Company Act (British Columbia) and continued its jurisdiction of incorporation to the Yukon Territory under the Business Corporations Act (Yukon).

The Company is primarily engaged in the acquisition, exploration and development of its oil and gas properties and, with the exception of PMP 38148, has yet to determine whether its properties contain oil and gas reserves that are economically recoverable. The recoverability of the amounts capitalized for oil and gas properties is dependent upon the completion of exploration work, the discovery of oil and gas reserves in commercial quantities and the subsequent development of such reserves.

The Company does not generate sufficient cash flow from operations to fund its entire exploration and development activities and has therefore relied principally upon the issuance of securities for financing. Additionally, the Company has periodically reduced its exposure in oil and gas properties by farming out to other participants. The Company intends to continue relying on these measures to finance its exploration and development activities to the extent such measures are available and obtainable under terms acceptable to the Company. Accordingly, the Company's consolidated financial statements are presented on a going concern basis.

Refer to Note 9


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)   Accounting Principles and Use of Estimates

These financial statements are prepared in conformity with generally accepted accounting principles in the United States and requires the Company's management to make informed judgements and estimates that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the year reported. Actual results could differ from these estimates.

Material differences between United States and Canadian generally accepted accounting principles which affect the Company are referred to in Note 16.

b)   Basis of Consolidation

These consolidated financial statements include the accounts of Indo-Pacific Energy Ltd. and its wholly-owned subsidiaries, Indo Overseas Exploration Ltd., Indo-Pacific Energy Pty. Ltd., Indo-Pacific Energy
(PNG) Limited, Source Rock Holdings Limited, Indo-Pacific Energy (NZ) Limited, Ngatoro Energy Limited and PEP 38716 Limited. All significant intercompany balances and transactions have been eliminated upon consolidation.

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1999 and 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

c)   Joint Operations

The Company's exploration and development activities are conducted jointly with other companies and accordingly, these financial statements reflect only the Company's proportionate interest in these activities.

d)   Translation of Foreign Currencies

The Company's foreign operations through its subsidiaries are of an integrated nature and accordingly, the remeasurement method of foreign currency translation is used for conversion into United States dollars. Monetary assets and liabilities are translated into United States dollars at the rates prevailing on the balance sheet date. Other assets and liabilities are translated into United States dollars at the rates prevailing on the transaction dates. Revenues and expenses arising from foreign currency transactions are translated into United States dollars at the average rate for the year. Exchange gains and losses are recorded as income or expense in the year in which they occur.

e)   Financial Instruments

The Company's financial instruments consist of current assets and current liabilities. The fair values of these assets and liabilities approximate the carrying amounts due to the short-term nature of these instruments.

f)   Accounting Pronouncements Recently Issued

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133: Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), effective for fiscal periods beginning after June 15, 1999. SFAS 133 requires that the fair-market value of derivatives be reported on the balance sheet and any changes in the fair value of the derivative be reported in income or other comprehensive income, as appropriate. The Company does not expect adoption of this new standard to have a material effect on its financial reporting.

g)   Cash and Short-Term Deposits

Cash and short-term deposits include government treasury bills and bankers' acceptances with original maturities of three months or less, together with accrued interest.

h)   Property and Equipment

Property and equipment consist of furniture and office equipment and are recorded at cost and depreciated over their estimated useful lives on a declining-balance basis at annual rates of 10% to 20%.

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1999 and 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

i)   Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized in cost centers on a country-by-country basis. Such costs include property acquisition costs, geological and geophysical studies, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells, and overhead expenses directly related to these activities.

Depletion is calculated for producing properties by using the unit-of-production method based on proved reserves, before royalties, as determined by management of the Company or independent consultants. Sales or dispositions of oil and gas properties are credited to the respective cost centers and a gain or loss is recognized when all properties in a cost center have been disposed of, unless such sale or disposition significantly alters the relationship between capitalized costs and proved reserves of oil and gas attributable to the cost center. Costs of abandoned oil and gas properties are accounted for as adjustments of capitalized costs and written off to expense.

A ceiling test is applied to each cost center by comparing the net capitalized costs to the present value of the estimated future net revenues from production of proved reserves discounted by 10%, net of the effects of future costs to develop and produce the proved reserves, plus the costs of unproved properties net of impairment, and less the effects of income taxes. Any excess capitalized costs are written off to expense. The calculation of future net revenues is based upon prices, costs and regulations in effect at each year end.

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

j)   Stock Options

In accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company elected to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees to account for stock options and provide pro forma disclosures of net loss as if the fair value method had been applied.

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1999 and 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

k)   Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in the tax laws or rates are considered.

NOTE 3 - LOAN RECEIVABLE FROM RELATED PARTY

The Company is owed $1,062,211 including interest of $18,051 by Trans-Orient Petroleum Ltd. ("Trans-Orient") for payments relating to oil and gas exploration on behalf of Trans-Orient. This amount is unsecured with no fixed terms for repayment and accrues interest on a monthly basis at the average three-month bankers' acceptance rate plus 3%.

Refer to Note 8 and 15

NOTE 4 - MARKETABLE SECURITIES

Marketable securities comprise of 517,020 shares (December 31, 1998:
517,020 shares) of Trans-Orient Petroleum Ltd. acquired at a cost of $383,075 and recorded at an estimated market value of $222,319
(December 31, 1998: $694,875).

Refer to Notes 8 and 15

NOTE 5 - INVESTMENTS

Investments comprise of 1,800,000 shares (December 31, 1998: 1,000,000 shares) of AMG Oil Ltd. acquired at a cost of $650,000 (December 31, 1998: $250,000) and 600,000 shares (December 31, 1998: Nil) of Gondwana
Energy, Ltd. acquired at a cost of $20,000 (December 31, 1998: Nil), recorded at estimated market values of $720,000 (December 31, 1998:
$1,500,000) and $20,000 (December 31, 1998: Nil), respectively.

The Company holds an option to purchase a further 200,000 shares of AMG Oil Ltd. at a price of $0.50 per share expiring on December 31, 2000.

Refer to Note 8

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1999 and 1998

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment are comprised as follows:

                                   1999           1998
Furniture and office equipment     $  263,868     $  181,603
Automobile                                 -           5,043
                                   ----------     ----------
                                      263,868        186,646
Accumulated depreciation             (119,907)       (52,570)
                                   ----------     ----------
                                   $  143,961     $  134,076
                                   ==========     ==========

NOTE 7 - OIL AND GAS PROPERTIES

Oil and gas properties are comprised as follows:

                           Net Book     Additions    Depletion/    Net Book
                           Value at     During the   Recoveries/   Value at
                           12/31/98     Year         Write Downs   12/31/99
Proved:
New Zealand
PMP 38148
Ngatoro Oil Field          $   417,435  $    61,457  $   (104,475) $   374,417
                           -----------  -----------  ------------  -----------
Total Proved                   417,435       61,457      (104,475)     374,417
                           -----------  -----------  ------------  -----------
Unproved:
New Zealand
 PEP 38256 - Exploration        29,920       16,670            -        46,590
 PEP 38328 - Exploration       645,836      218,100      (142,207)     721,729
 PEP 38330 - Exploration       194,286       16,893            -       211,179
 PEP 38332 - Exploration       194,961       43,451            -       238,412
 PEP 38335 - Exploration         3,829        6,979            -        10,808
 PEP 38339 - Exploration         4,270       35,427            -        39,697
 PEP 38716 - Exploration       370,781      490,657      (449,115)     412,323
 PEP 38720 - Exploration       208,335      338,814            -       547,149
 PEP 38723 - Exploration        17,957        4,470            -        22,427
 PEP 38736 - Exploration            -        28,428            -        28,428
 PPL 38706 - Exploration        79,038           -        (79,038)          -
 New licenses                   29,322           -        (26,620)       2,702
Australia
 AC/P 19                       183,073      107,033            -       290,106
 AC/P 31                            -         9,489            -         9,489
 VIC/P 39                           -        21,023       (21,023)          -
Papua New Guinea
 PPL 192 - Exploration         125,677      402,827            -       528,504
 PPL 215 - Exploration           3,784      168,480            -       172,264
People's Republic of China
 Nanling-Wuwei Blocks          311,442           -      (311,442)           -
                           -----------  ----------- ------------   -----------
                           2,402,511      1,908,741   (1,029,445)    3,281,807
                         -----------    ----------- ------------   -----------
                         $ 2,819,946    $ 1,970,198 $ (1,133,920)  $ 3,656,224
                         ===========    =========== ============   ===========

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1999 and 1998

NOTE 7 - OIL AND GAS PROPERTIES (continued)

NEW ZEALAND

Unless otherwise indicated, petroleum exploration permits granted in New Zealand provide for the exclusive right to explore for petroleum for an initial term of five years, renewable for a further five years over one-half of the original area. The participants can apply for extensions or reductions of the committed work programs for the permits under certain circumstances. Any production permits granted will be for a term of up to 40 years from the date of issue. The New Zealand government has reserved a royalty of the greater of 5% of net sales revenue or 20% of accounting profits from the sale of petroleum products.

a)   PMP 38148 Ngatoro Oil Field

The Company has a 5% participating interest in Petroleum Mining Permit 38148 which includes seven producing oil and/or gas wells. The New Zealand government has reserved a royalty of the greater of 5% of net sales revenue or 20% of accounting profits from the sale of petroleum products amounting to $15,248 for the 1999 fiscal year (1998 fiscal year: $10,269).

At December 31, 1999, PMP 38148 is in good standing with respect to its work commitments and does not require the Company to incur minimum exploration expenditures for the 2000 fiscal year.

b)   PEP 38256

The Company has a 35% participating interest in, and is the operator of, Petroleum Exploration Permit 38256 ("PEP 38256") which was granted on August 25, 1997. At least one-half of the original area must be relinquished by August 25, 2000 in addition to the area which would normally be required to be relinquished upon renewal of PEP 38256. The other participants of PEP 38256 are Trans-Orient Petroleum Ltd. (35%) and AMG Oil Ltd. (30%).

By an agreement dated June 25, 1998, AMG Oil Ltd. ("AMG") acquired a right to earn up to an 80% participating interest in PEP 38256 from Trans-Orient Petroleum Ltd. and the Company. In December 1998, AMG earned a 30% participating interest in PEP 38256 by funding all of the costs of acquiring, processing and interpreting 200 kilometers of seismic data. AMG has the right to earn an additional 50% participating interest by funding all of the costs of drilling two exploration wells including any further seismic data required prior to drilling. By agreements dated December 3, 1998 and October 26, 1999, this right has been extended to May 31, 2000.

The Company and the other participants have completed the work program required for the first two and a half years. PEP 38256 requires the participants to complete the remaining work program that includes committing by February 25, 2000 to drill one exploration well prior to August 25, 2000, or surrender the permit.

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1999 and 1998

NOTE 7 - OIL AND GAS PROPERTIES (continued)

At December 31, 1999, PEP 38256 is in good standing with respect to its work commitments. Upon committing to drill one exploration well prior to August 25, 2000, the Company's share of work commitments for the 2000 fiscal year requires an estimated $455,000 of exploration expenditures to be incurred.

Refer to Notes 8 and 15

c)   PEP 38328

The Company has a 40% participating interest in, and is the operator of, Petroleum Exploration Permit 38328 ("PEP 38328") which was granted on June 19, 1996. The other participants of PEP 38328 are Boral
Limited (37.5%) and Trans-Orient Petroleum Ltd. (22.5%).

The Company and the other participants have completed the work program required for the first four years that included drilling the Kereru-1 exploration well. PEP 38328 requires the participants to complete the remaining work program that includes committing by June 19, 2000 to drill one exploration well prior to June 19, 2001, or surrender the permit.

At December 31, 1999, PEP 38328 is in good standing with respect to its work commitments and does not require the Company to incur minimum exploration expenditures for the 2000 fiscal year.

Refer to Note 8

d)   PEP 38330

The Company has a 34% participating interest in, and is the operator of, Petroleum Exploration Permit 38330 ("PEP 38330") which was granted on July 1, 1996. The other participants of PEP 38330 are Norwest
Energy N.L. (33%) and Mosaic Oil N.L. (33%).

The Company and the other participants have completed the work program required for the first three years. PEP 38330 requires the participants to complete the remaining work program that includes acquiring, processing and interpreting 25 kilometers of seismic data and committing prior to July 1, 2000 to drill an exploration well by July 1, 2001, or surrender the permit.

At December 31, 1999, PEP 38330 is in good standing with respect to its work commitments and does not require the Company to incur minimum exploration expenditures for the 2000 fiscal year.

Refer to Note 15

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1999 and 1998

NOTE 7 - OIL AND GAS PROPERTIES (continued)

e)   PEP 38332

The Company has a 42.5% participating interest in, and is the operator of, Petroleum Exploration Permit 38332 ("PEP 38332") which was granted on June 24, 1997. The other participants of PEP 38332 are Boral
Limited (37.5%) and Trans-Orient Petroleum Ltd. (20%).

The Company and the other participants have completed the work program required for the first two and a half years. PEP 38332 requires the participants to complete the remaining work program that includes drilling one exploration well prior to June 24, 2000.

At December 31, 1999, PEP 38332 is in good standing with respect to its work commitments. The Company's share of work commitments for the 2000 fiscal year requires an estimated $268,000 of exploration expenditures to be incurred.

Refer to Note 8

f)   PEP 38335

The Company has a 10% participating interest in Petroleum Exploration Permit 38335 ("PEP 38335") which was granted on November 29, 1998. The other participants of PEP 38335 are Westech Energy Corporation (70%), as the operator, Trans-Orient Petroleum Ltd. (15%) and Everest Energy Inc. (5%).

The Company and the other participants are required to complete the work program originally due by November 29, 1999 and extended to March 31, 2000 that includes acquiring, processing and interpreting 20 kilometers of seismic data or equivalent 3D seismic data. Additionally, PEP 38335 requires the participants to complete the remaining work program that includes the following:

i) prior to November 29, 2000, drill one exploration well and either commit to complete the next stage of the work program detailed below in
ii)  or surrender the permit; and
iii) prior to November 29, 2001, evaluate the results of the exploration well drilled during the second year and either commit to a satisfactory work program for the remainder of the permit term or surrender the permit.

At December 31, 1999, PEP 38335 is in good standing with respect to its work commitments. The Company's share of work commitments for the 2000 fiscal year requires an estimated $122,000 of exploration expenditures to be incurred.

Refer to Note 8

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1999 and 1998

NOTE 7 - OIL AND GAS PROPERTIES (continued)

g)   PEP 38339

The Company has a 50% participating interest in, and is the operator of, Petroleum Exploration Permit 38339 ("PEP 38339") which was granted on November 26, 1998. The other participant of PEP 38339 is Trans-Orient Petroleum Ltd. (50%).

The Company and the other participant have completed the work program required to February 26, 2000. PEP 38339 requires the participants to complete the remaining work program that includes the following:

i) prior to November 26, 2000, acquire, process and interpret a minimum of 20 kilometers of onshore and 50 kilometers of offshore seismic data, and either commit to complete the next stage of the work program detailed below in (ii) or surrender the permit;
ii) prior to May 26, 2001, acquire, process and interpret additional seismic data and either commit to complete the next stage of the work program detailed below in (iii) or surrender the permit; and
iii) prior to November 26, 2001, drill one onshore or offshore exploration well and either commit to a satisfactory work program for the remainder of the permit term or surrender the permit.

At December 31, 1999, PEP 38339 is in good standing with respect to its work commitments. The Company's share of work commitments for the 2000 fiscal year requires an estimated $42,000 of exploration expenditures to be incurred.

Refer to Note 8

h)   PEP 38716

The Company has a 23.8% participating interest in Petroleum Exploration Permit 38716 ("PEP 38716") which was granted on January 30, 1996. The other participants of PEP 38716 are Marabella Enterprises Ltd. (29.6%), as the operator, Australian Worldwide Exploration N.L. (25%), Antrim Oil and Gas Limited (7.5%), Swift Energy International Inc. (7.5%) and Euro-Pacific Energy Pty. Ltd. (6.6%).

In December 1999, Durum Cons. Energy Corp. relinquished its 4% participating interest in PEP 38716 in favor of the Company for no consideration.

By an agreement effective July 30, 1998 with Antrim Oil and Gas Limited ("Antrim"), the Company and one other participant agreed to assign a 15% participating interest in PEP 38716 to Antrim for a total amount of $450,000. The Company received $150,000 for assigning a 5% participating interest in PEP 38716 to Antrim.

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1999 and 1998

NOTE 7 - OIL AND GAS PROPERTIES (continued)

The Company and the other participants have completed the work program required to June 30, 1999 that included drilling the Huinga-1 exploration well. A work program has been submitted for approval for the remaining term of PEP 38716 which expires on January 30, 2001 unless renewed.

At December 31, 1999, PEP 38716 is in good standing with respect to its work commitments. The Company's share of work commitments for the 2000 fiscal year, if approved as submitted, requires an estimated $20,000 of exploration expenditures to be incurred.

Refer to Note 8

i)   PEP 38720

The Company has a 50% participating interest in, and is the operator of, Petroleum Exploration Permit 38720 ("PEP 38720") which was granted on September 2, 1996. The other participant of PEP 38720 is Trans-Orient Petroleum Ltd. (50%).

The Company and the other participant have completed the work program required for the first three years that included drilling the Clematis-1 exploration well. A work program has been submitted for approval for the remaining term of PEP 38720 which expires on September 2, 2001 unless renewed.

At December 31, 1999, PEP 38720 is in good standing with respect to its work commitments. The Company's share of work commitments for the 2000 fiscal year, if approved as submitted, requires an estimated $60,000 of exploration expenditures to be incurred.

Refer to Note 8

j)   PEP 38723

The Company has a 40% participating interest in, and is the operator of, Petroleum Exploration Permit 38723 ("PEP 38723") which was granted on October 30, 1997. The other participants of PEP 38723 are Trans-Orient Petroleum Ltd. (40%) and Gondwana Energy, Ltd. (20%).

The Company and the other participants have completed the work program required to March 30, 1999. PEP 38723 requires the participants to complete the remaining work program that includes acquiring, processing and interpreting eight kilometers of seismic data and committing by April 30, 2000 to drill an exploration well by October 30, 2000 or surrender the permit.

At December 31, 1999, PEP 38723 is in good standing with respect to its work commitments. The Company's share of work commitments for the 2000 fiscal year requires an estimated $316,000 of exploration expenditures to be incurred.

Refer to Note 8

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1999 and 1998

NOTE 7 - OIL AND GAS PROPERTIES (continued)

k)   PEP 38736 and PPL 38706

The Company has a 100% participating interest in Petroleum Exploration Permit 38736 ("PEP 38736") which was granted on July 14, 1999. The Company had a 7.75% participating interest in Petroleum Prospecting License 38706 ("PPL 38706") with Fletcher Challenge Energy Ltd. ("Fletcher Challenge"), as the operator, holding the remaining 92.25% participating interest. PPL 38706 required the participants to complete a work program that included reprocessing 300 kilometers of seismic data by July 31, 1999 and drilling one exploration well by July 31, 2000. However, Fletcher Challenge relinquished its interest in PPL 38706 and as a result, the Company was permitted to add the acreage of PPL 38706 as part of PEP 38736 and subject only to the work program required under PEP 38736. All costs associated with PPL 38706 have been written off during the 1999 fiscal year.

PEP 38736 requires the Company to complete a work program that includes the following:

i) prior to January 14, 2002, acquire, process and interpret eight kilometers of seismic data or equivalent 3D seismic data, reprocess ten kilometers of seismic data, and either commit to complete the next stage of the work program detailed below in (ii) or surrender the permit; and
ii) prior to July 14, 2002, drill one exploration well and either commit to a satisfactory work program for the remainder of the permit term or surrender the permit.

At December 31, 1999, PEP 38736 is in good standing with respect to its work commitments and does not require the Company to incur minimum exploration expenditures for the 2000 fiscal year.

AUSTRALIA

Unless otherwise indicated, offshore exploration permits granted in Australia provide for the exclusive right to explore for petroleum for an initial term of six years, renewable for an unlimited number of five-year terms over one-half of the remaining area at each renewal. The participants can apply for extensions or reductions of the committed work programs for the permits under certain circumstances. Any production permits granted will be for a term of 21 years from the date of issue, renewable for a further 21 years. In addition to general Australian taxation provisions, most offshore permits, including all of the Company's Australian permits, are subject to Petroleum Resource Rent Taxation at the rate of 40% on a project's net income after deduction of allowable project and exploration expenditures, with undeducted exploration expenditures compounded forward at the Long-term Bank Rate ("LTBR") plus 15% and project expenditures at LTBR plus 5%.

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1999 and 1998

NOTE 7 - OIL AND GAS PROPERTIES (continued)

l)   AC/P19

The Company has a 65% participating interest in, and is the operator of, Ashmore-Cartier Permit 19 ("AC/P19") which was granted on May 30, 1997. The other participant of AC/P19 is Mosaic Oil N.L. (35%). AC/P19 is subject to a maximum 5% carried interest to the original participants, convertible to an equivalent participating interest upon commencement of production through the reimbursement of past costs payable out of 50% of net production revenue.

The Company and the other participant have completed the work program required for the first two years. AC/P19 requires the participants to complete the remaining work program that includes the following:

i) prior to May 30, 2000, acquire, process and interpret 300 kilometers of seismic data;
(ii) prior to May 30, 2001, acquire, process and interpret additional seismic data;
(iii)     prior to May 30, 2002, drill one exploration well; and
(iv)      prior to May 30, 2003, reinterpret and evaluate results.

The participants have the right to withdraw from AC/P19 at the end of each year's work program starting in the third year.

At December 31, 1999, AC/P19 is in good standing with respect to its work commitments. The Company's share of work commitments for the 2000 fiscal year requires an estimated $108,000 of exploration expenditures to be incurred.

m)   AC/P31

The Company acquired a 65% participating interest in, and is the operator of, Ashmore-Cartier Permit 31 ("AC/P31") which was granted on September 12, 1999. The other participant of AC/P31 is Mosaic Oil N.L. (35%).

AC/P31 requires the participants to complete a work program that includes the following:

(i) prior to September 12, 2000, conduct geological and geophysical studies;
(ii) prior to September 12, 2001, reprocess 30 kilometers of seismic data;
(iii) prior to September 12, 2002, acquire, process and interpret 20 kilometers of seismic data;
(iv) prior to September 12, 2003, acquire, process and interpret 20 kilometers of seismic data;
(v) prior to September 12, 2004, reinterpret and evaluate seismic data; and
(vi)      prior to September 12, 2005, drill one exploration well.

The participants have the right to withdraw from AC/P31 at the end of each year's work program starting in the third year.

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1999 and 1998

NOTE 7 - OIL AND GAS PROPERTIES (continued)

At December 31, 1999, AC/P31 is in good standing with respect to its work commitments. The Company's share of work commitments for the 2000 fiscal year requires an estimated $13,000 of exploration expenditures to be incurred.

PAPUA NEW GUINEA

Petroleum prospecting licenses granted in Papua New Guinea provide for the exclusive right to explore for petroleum for an initial term of six years, renewable for a further five years over one-half of the original area, and the right to enter into a Petroleum Agreement upon a discovery. The Petroleum Agreement provides the right to produce any oil and gas discovered for a period of up to 30 years from discovery, subject to a maximum 22.5% participating interest that can be acquired by the Government of Papua New Guinea and a 2% participating interest that can be acquired by local landowners. The participants can apply for extensions or reductions of the committed work programs for the licenses under certain circumstances.

n)   PPL 192

The Company has a 40% participating interest in, and is the operator of, Petroleum Prospecting License No. 192 ("PPL 192") which was granted on January 28, 1997. The other participants of PPL 192 are Trans-Orient Petroleum Ltd. (20%), Durum Cons. Energy Corp. (20%) and Mosaic Oil N.L. (20%).

The Company and the other participants have completed the work program required for the first three years. PPL 192 requires the participants to complete the remaining work program that includes the following:

i) prior to January 28, 2001, drill one exploration well. In addition, the participants must commit to a minimum work program prior to November 28, 2000 for the fifth and sixth years, or surrender the permit;
ii) prior to January 28, 2002, acquire, process and interpret 400 kilometers of seismic data or equivalent 3D seismic data; and
iii)      prior to January 28, 2003, drill a second exploration well.

At December 31, 1999, PPL 192 is in good standing with respect to its work commitments. The Company's share of work commitments for the 2000 fiscal year requires an estimated $2,045,000 of exploration expenditures to be incurred.

Refer to Note 8

o)   PPL 215

The Company acquired a 40% participating interest in, and is the operator of, Petroleum Prospecting License No. 215 ("PPL 215") which was granted on May 6, 1999. The other participants of PPL 215 are Trans-Orient Petroleum Ltd. (40%) and Mosaic Oil N.L. (20%).

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1999 and 1998

NOTE 7 - OIL AND GAS PROPERTIES (continued)

PPL 215 requires the participants to complete a work program that includes the following:

i) prior to May 7, 2001, reprocess 200 kilometers of seismic data. In addition, the participants must commit to a minimum work program prior to March 7, 2001 for the third and fourth years, or surrender the permit;
ii) prior to May 7, 2003, acquire, process and interpret 100 kilometers of seismic data. In addition, the participants must commit to a minimum work program prior to March 7, 2003 for the fifth and sixth years, or surrender the permit; and
iii) prior to May 7, 2005, drill one exploration well.

At December 31, 1999, PPL 215 is in good standing with respect to its work commitments. The Company's share of work commitments for the 2000 fiscal year requires an estimated $35,000 of exploration expenditures to be incurred. Refer to Note 8

PEOPLE'S REPUBLIC OF CHINA

p)   Nanling-Wuwei Blocks

By a Joint Study Agreement dated March 18, 1996 with China National Oil and Gas Exploration and Development Corp. ("CNODC"), the Company acquired a 50% participating interest to study the Nanling and Wuwei Blocks ("the Blocks"). The other participant in the Blocks was Moondance Energy Limited (50%).

The Company had an exclusive right to obtain partners to enter into a Production Sharing Contract which expired in July 1999. Accordingly, the Company has written off the Blocks in its entirety.

NOTE 8 - RELATED PARTY TRANSACTIONS

a)   Prepaid Expenses

The Company prepaid $41,571 relating to general and administative expenses to DLJ Management Corp., a wholly-owned subsidiary of a company having directors, officers and/or principal shareholders in common with the Company.

b)   Loan Receivable from Related Party

The Company is owed $1,062,211 (December 31, 1998: Nil) by Trans-Orient Petroleum Ltd., a company having directors, officers and/or principal shareholders in common with the Company.
Refer to Note 3

c)   Marketable Securities and Investments

Marketable securities and investments consist entirely of common shares of companies having directors, officers and/or principal shareholders in common with the Company. These companies are Trans-Orient Petroleum Ltd., AMG Oil Ltd. and Gondwana Energy, Ltd.
Refer to Notes 4 and 5

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1999 and 1998

NOTE 8 - RELATED PARTY TRANSACTIONS

d)   Due from Related Parties

At December 31, 1999, the Company is owed $62,667 (December 31, 1998:
$46,161) by certain public companies with directors, officers and/or principal shareholders in common with the Company. This amount is non-interest bearing and has no fixed terms for repayment.

e)   Oil and Gas Properties

Certain participants of oil and gas properties have directors, officers and/or principal shareholders in common with the Company. These participants are Trans-Orient Petroleum Ltd., AMG Oil Ltd., Durum Cons. Energy Corp. and Gondwana Energy, Ltd.

Refer to Note 7

f)   Other

During the 1999 fiscal year, the Company incurred $60,899 (1998 fiscal year - $57,123, 1997 fiscal year - $132,214) in consulting fees and $27,177 (1998 fiscal year - $19,480, 1997 fiscal year - Nil) in rent to the President of the Company.

During the 1997 fiscal year, the Company paid $12,820 to a private company owned by a former director of the Company pursuant to a consulting agreement cancelled during the same year.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

a)   Work Commitments

The Company participates in oil and gas exploration and development activities as a joint venturer with third and related parties and is contractually committed under agreements to complete certain exploration programs.

The Company's management estimates that the total commitments under various agreements is approximately $3,484,000 of which a related party participant has farmed into PEP 38256 to contribute approximately
$455,000.

b)   Political Risks

Papua New Guinea is subject to political uncertainty and instability and the Company faces a number of risks and uncertainties which may adversely impact on its ability to pursue its exploration and development activities.

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1999 and 1998

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

c)   Environmental Laws and Regulations

The Company is not aware of any events of noncompliance in its operations with any environmental laws or regulations nor of any potentially material contingencies related to environmental issues. However, the Company cannot predict whether any new or amended environmental laws or regulations introduced in the future will have a material adverse effect on the future business of the Company.

NOTE 10 - COMMON STOCK

a)   Authorized and Issued Share Capital

The authorized share capital of the Company is 100,000,000 shares of common stock without par value. At December 31, 1999 and 1998, there were 28,262,398 shares of common stock issued and outstanding.

b)   Incentive Stock Options

The Company applies Accounting Principles Board Opinion No. 25:
Accounting for Stock Issued to Employees ("APB 25") to account for all stock options granted. Further, Statement of Financial Accounting Standards No. 123: Accounting for Stock-Based Compensation ("SFAS 123") requires additional disclosure to reflect the results of the Company had it elected to follow SFAS 123. SFAS 123 requires a fair value based method of accounting for stock options using the Black-Scholes option pricing model. This model was developed for use in estimating the fair value of traded options and require the input of and are highly sensitive to subjective assumptions including the expected stock price volatility. Stock options granted by the Company have characteristics significantly different from those of traded options. In the opinion of management, the existing model does not provide a reliable single measure of the fair value of stock options granted by the Company.

In accordance with SFAS 123, the following is a summary of the changes in the Company's stock options for the 1999, 1998 and 1997 fiscal years:

                    1999                1998                1997
                         Weighted            Weighted            Weighted
                         Average             Average             Average
               Number    Exercise  Number    Exercise  Number    Exercise
Fixed options  of Shares Price     of Shares Price     of Shares Price
Balance at
 beginning
 of year            1,066,000 $ 2.51    2,098,000 $ 2.50    1,949,000 $ 4.05
Granted                    -      -            -      -       570,000   2.52
Exercised                  -      -            -      -      (279,000)  2.34
Expired/cancelled     (66,000)  2.64   (1,032,000)  2.50     (142,000)  0.60
                    --------- ------   ---------- ------    --------- ------
Outstanding and
 exercisable at
 end of year        1,000,000 $ 2.50    1,066,000 $ 2.51    2,098,000 $ 2.50
                    ========= ======   ========== ======    ========= ======
Weighted-average fair
 value of options granted
 during the year              $   -               $   -               $ 1.16
                              ======              ======              ======

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1999 and 1998

NOTE 10 - COMMON STOCK (continued)

There were no stock options granted during the 1999 and 1998 fiscal years thus no weighted-average fair values have been assigned. For the 1997 fiscal year, the weighted-average fair value for stock options granted was estimated at the date of grant or amendment using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.23%; volatility factors of the expected market price of the Company's common stock of 0.66; option lives of 1.64 years; and no expected dividends. A stock option grant during the 1997 fiscal year to purchase 500,000 shares at a price of $2.50 per share has been excluded from the fair value calculations as this stock option was cancelled without exercise subsequent to the year.

The following is a summary of the Company's net loss and basic and diluted loss per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied for the 1999, 1998, and 1997 fiscal years:

               1999                   1998                    1997
       As           Pro          As         Pro          As         Pro
       Reported     Forma        Reported   Forma        Reported   Forma
Net loss
for the
year   $(1,173,133) $(1,090,738) $(879,688) $(1,008,688) $(738,377) $(1,346,697)
       -----------  -----------  ---------  -----------  ---------  -----------
Basic and
diluted
loss per
share  $     (0.04) $     (0.04) $   (0.03) $     (0.04) $   (0.03) $     (0.05)
       ===========  ===========  =========  ===========  =========  ===========

The following stock options are outstanding at December 31, 1999:

          Number         Price          Expiry
          of Shares      per Share      Date
            300,000      $2.50          May 13, 2000
            700,000      $2.50          October 30, 2000
          ---------
          1,000,000
          =========

During the 1999 fiscal year, previously granted stock options to purchase 50,000 shares at a price of $2.50 per share, 6,000 shares at a price of $3.00 per share and 10,000 shares at a price of $3.125 per share expired without exercise. No stock options were granted or amended by the Company during the 1999 fiscal year.

During the 1998 fiscal year, previously granted stock options to purchase 832,000 shares exercisable at a price of $2.50 per share until May 13, 1998 were amended to 300,000 shares exercisable at a price of $2.50 per share until May 13, 2000 and previously granted stock options to purchase 700,000 shares exercisable at a price of $2.50 per share until October 30, 1998 were extended to October 30, 2000.
Additionally, previously granted stock options to purchase 500,000 shares exercisable at a price of $2.50 per share until March 25, 1999 were cancelled. No stock options were granted by the Company during the 1998 fiscal year.

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1999 and 1998

NOTE 10 - COMMON STOCK (continued)

c)   Share Purchase Warrants

The following share purchase warrants to purchase shares of the Company are outstanding at December 31, 1999:

          Number         Price          Expiry
          of Shares      per Share      Date
            950,000      $0.90          May 27, 2000
          1,000,000      $0.90          July 3, 2000
          ---------
          1,950,000
          =========

During the 1999 fiscal year, previously issued share purchase warrants to purchase 950,000 shares exercisable at a price of Cdn$3.485 per share until May 27, 1999 were amended to 950,000 shares exercisable at a price of $0.90 per share until May 27, 2000. Additionally, previously issued share purchase warrants to purchase 1,000,000 shares exercisable at a price of $2.00 per share until July 3, 1999 and thereafter at a price of $2.10 per share until July 3, 2000 were amended to 1,000,000 shares exercisable at a price of $0.90 per share until July 3, 2000.

During the 1998 fiscal year, share purchase warrants to purchase
950,000 shares exercisable at a price of Cdn$3.485 per share until May 27, 1998 were extended to May 27, 1999.

d)   Escrow Shares

During the 1998 fiscal year, 1,406,250 shares at a price of Cdn$0.00333 per share, subject to escrow restrictions, were cancelled. To replace these cancelled escrow shares, 1,406,250 shares at a price of Cdn$0.01 per share were issued by private placements.

NOTE 11 - LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share calculations for the 1999, 1998 and 1997 fiscal years:

                         1999           1998           1997
Numerator, net loss
 for the year            $ (1,173,133)  $  (879,688)   $   (738,377)
                         ------------   -----------    ------------
Denominator:
Weighted-average
 number of shares          28,262,398    27,861,713      26,176,186
                         ------------   -----------    ------------
Basic and diluted
 loss per share          $      (0.04)  $     (0.03)   $      (0.03)
                         ============   ===========    ============

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1999 and 1998

NOTE 11 - LOSS PER SHARE (continued)

Due to net losses incurred for the 1999, 1998 and 1997 fiscal years, stock options and share purchase warrants outstanding were not included in the computation of diluted loss per share as the inclusion of such securities would be antidilutive.

NOTE 12 - INCOME TAXES

There are no income taxes payable for the 1999 and 1998 fiscal years. At December 31, 1999, the Company has approximately CDN$1.62 million (December 31, 1998 - CDN$1.59 million) of resource and other unused tax pools to offset future taxable income derived in Canada. Additionally, the Company has non-capital losses of approximately CDN$1.28 million (December 31, 1998 - CDN$1.13 million) available for future deductions from taxable income derived in Canada, which expire as follows:

          2000                CDN$    10,071
          2001                        52,731
          2002                       251,664
          2003                       662,559
          2004                            -
          2005                       153,875
          2006                       153,478
                                 -----------
                              CDN$ 1,284,378
                                 ===========

The Company also has losses and deductions of approximately NZ$9.79 million (December 31, 1998: NZ$6.39 million) available to offset future taxable income derived in New Zealand, Australia and Papua New Guinea.

The benefits of these excess resource tax pools and non-capital loss carryforwards have been offset by a valuation allowance of the same amount.

NOTE 13 - COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current year's presentation.

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1999 and 1998

NOTE 14 - UNCERTAINTY DUE TO THE YEAR 2000

The year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as the year 1900 or some other date, resulting in errors when information is processed using year 2000 dates. In addition, similar problems may arise in some systems which use certain year 1999 dates to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the year 2000 issue affecting the Company, including those related to the efforts of suppliers and other third parties, have been fully resolved.

NOTE 15 - SUBSEQUENT EVENTS

a)   PEP 38256

The participants of PEP 38256 have committed to drill one exploration well prior to August 25, 2000.

By an amended agreement dated February 23, 2000 between AMG Oil Ltd. ("AMG"), Trans-Orient Petroleum Ltd. and the Company, AMG will fund the acquisition of additional seismic data in return for an extension of AMG's right to earn up to an additional 50% participating interest in PEP 38256 to June 15, 2000. Additionally, AMG's right to increase its participating interest in PEP 38256 has been amended as follows:

i) earn an additional 50% participating interest in PEP 38256 by funding all of the costs of drilling two exploration wells including any further seismic data required prior to drilling; or
ii) earn an additional 35% participating interest in PEP 38256 by funding all of the costs of drilling one exploration well including any further seismic data required prior to drilling and, at the option of AMG upon completion of the first exploration well, earn a further 15% participating interest in PEP 38256 by funding all of the costs of drilling a second exploration well including any further seismic data required prior to drilling.

b)   PEP 38330

By a farmout agreement dated January 20, 2000, the participants of PEP 38330 assigned a 17.5% participating interest in PEP 38330 to Boral Limited ("Boral") in return for funding by Boral of certain survey costs up to NZ$385,000. The other participants of PEP 38330 are Norwest Energy N.L. (27.225%), Mosaic Oil N.L. (27.225%) and the Company (28.05%).

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1999 and 1998

NOTE 15 - SUBSEQUENT EVENTS

c)   Purchase of Oil and Gas Properties

By a letter of intent dated January 30, 2000 and under an effective date of January 1, 2000 between Trans-Orient Petroleum Ltd. ("Trans-Orient") and the Company, the Company agreed to acquire all of Trans-Orient's onshore and offshore oil and gas interests located in New Zealand, Australia and Papua
New Guinea at a purchase price of $4,097,360, representing an aggregate 20% premium of the total book value of the interests. At the request of the boards of directors of both Trans-Orient and the Company, an independent party reviewed the proposed transaction and determined that the transaction was fair to both companies. As part of the transaction, the loan receivable from Trans-Orient to the Company will be offset against the purchase price.

The Company will issue 4,184,224 units of the Company to Trans-Orient at a deemed value of $0.50 per unit for a total value of $2,092,112. Each unit consists of one common share of the Company, one Series A warrant and one Series B warrant. Each Series A warrant is exercisable to purchase one common share at a price of $0.50 during the first year and thereafter at a price of $0.75 during the second year. Each Series B warrant will, upon a commercial discovery on any one of the oil and gas interests in the transaction, replace each Series A warrant exercised and is exercisable to purchase one common share at a price of $1.50 until expiry during the first two years. Additionally, the Company will provide Trans-Orient with anti-dilution protection for a period of our year from the closing date if the aggregate amount raised is greater than $500,000 and the average price is less than $0.50 per share or unit.

The Company will provide Trans-Orient additional consideration for the transaction, as follows:

i) 1,800,000 common shares of AMG Oil Ltd. ("AMG Oil") acquired at a cost of $650,000 and valued at $720,000 for the transaction, including the option to purchase a further 200,000 shares of AMG Oil at a price of $0.50 per share expiring on December 31, 2000;
ii) 600,000 shares of Gondwana Energy, Ltd. acquired at a cost of and valued at $20,000 for the transaction;
iii) 517,020 shares of Trans-Orient Petroleum Ltd. acquired at a cost of $383,075 and valued at $222,319 for the transaction; and
iv) gross overriding royalties, valued at $1 for the transaction, on all oil and gas interests purchased from Trans-Orient ranging from 1% to 5%.

This transaction is subject to approval by the shareholders of Trans-Orient and upon closing, will be subject to certain exchange gains or losses.

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1999 and 1998


NOTE 16 - DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

These financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") which conform in all material respects with Canadian generally accepted accounting principles ("Canadian GAAP") except for the following differences:

CONSOLIDATED BALANCE SHEETS

a)   Assets

i)   Marketable Securities

Under U.S. GAAP, the Company's marketable equity securities are classified as available-for-sale securities and reported at market value, with unrealized gains and losses included as a component of comprehensive income. Under Canadian GAAP, the Company's marketable equity securities are valued at the lower of cost or market value.

                                        December 31,   December 31,
                                        1999           1998
Marketable securities under U.S. GAAP   $  222,319     $  694,875

Adjustment required under Canadian GAAP    311,800       (224,233)
Cumulative historical adjustments
  required under Canadian GAAP            (311,800)       (87,567)
                                        ----------     ----------
Marketable securities
 under Canadian GAAP                    $  222,319     $  383,075
                                        ==========     ==========

Total current assets under Canadian GAAP as at December 31, 1999 and 1998 are $6,408,980 and $8,735,314, respectively.

ii)  Investments

Under U.S. GAAP, the Company's long-term investments are classified as available-for-sale securities and reported at market value, with unrealized gains and losses included as a component of comprehensive income. Under Canadian GAAP, the Company's long-term investments are valued at the lower of cost or market value.

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1999 and 1998

NOTE 16 - DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (continued)

                                   December 31,   December 31,
                                   1999           1998
Investments under U.S. GAAP        $   740,000    $  1,500,000

Adjustment required under
 Canadian GAAP                       1,180,000      (1,250,000)
Cumulative historical adjustments
  required under Canadian GAAP      (1,250,000)             -
                                   -----------    ------------
Investments under Canadian GAAP    $   670,000    $    250,000
                                   ===========    ============

Total assets under Canadian GAAP as at December 31, 1999 and 1998 are $10,879,165 and $11,939,336, respectively.

b)   Stockholders' Equity

i)   Common Stock

Under U.S. GAAP, compensation cost must be considered for all stock options granted requiring the Company to utilize both the intrinsic value-based and the fair value based methods of accounting and reporting stock-based compensation. Under Canadian GAAP, no such cost is recognized.

                                        December 31,   December 31,
                                        1999           1998
Common stock under U.S. GAAP            $ 18,245,867   $ 18,253,992

Adjustment required under Canadian GAAP        8,125        129,000
Cumulative historical adjustments
  required under Canadian GAAP              (867,739)      (996,739)
                                        ------------   ------------
Common stock under Canadian GAAP        $ 17,386,253   $ 17,386,253
                                        ============   ============

ii)  Accumulated Deficit

The effects of Note 16(b)(i) on accumulated deficit are as follows:

                                        December 31,   December 31,
                                        1999           1998
Accumulated deficit under U.S. GAAP     $ (7,644,685)  $ (6,471,552)

Adjustment required under Canadian GAAP       (8,125)      (129,000)
Cumulative historical adjustments
  required under Canadian GAAP               867,739        996,739
                                        ------------   ------------
Accumulated deficit under Canadian GAAP $ (6,785,071)  $ (5,603,813)
                                        ============   ============

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1999 and 1998

NOTE 16 - DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (continued)

iii) Cumulative Comprehensive Adjustment

Under U.S. GAAP, the components of other comprehensive income (loss) are required to be reported as part of the basic financial statements. Under Canadian GAAP, no such requirement exists.

The effects of Note 16(a) on cumulative comprehensive adjustment are as follows:

                                        December 31,   December 31,
                                        1999           1998
Cumulative comprehensive adjustment
 under U.S. GAAP                        $    70,000    $  1,561,800

Adjustments required under
 Canadian GAAP                            1,491,800      (1,474,233)
Cumulative historical adjustments
 required under Canadian GAAP            (1,561,800)        (87,567)
                                        -----------    ------------
Cumulative comprehensive adjustment
 under Canadian GAAP                    $        -     $         -
                                        ===========    ============

As a result of these adjustments under Canadian GAAP, total stockholders' equity as at December 31, 1999 and 1998 are $10,601,182 and $11,782,440, respectively.

CONSOLIDATED STATEMENTS OF OPERATIONS

c)   Net Loss for the Year

The following are the effects of Note 16 (b) on net loss for the 1999, 1998 and 1997 fiscal years:

                         1999           1998           1997
Net loss for the year
 under U.S. GAAP         $ (1,173,133)  $   (879,688)  $ (738,377)

Compensation expense
 (recovery), net               (8,125)      (129,000)     286,080
                         ------------   ------------   ----------
Net loss for the year
 under Canadian GAAP     $ (1,181,258)  $ (1,008,688)  $ (452,297)
                         ============   ============   ==========

d)   Loss per Share

Under U.S. GAAP, shares held in escrow are excluded from the calculation of the weighted-average number of shares outstanding until such shares are released for trading. Under Canadian GAAP, shares held in escrow are included in the calculation of loss per share.

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1999 and 1998

NOTE 16 - DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share calculations for the 1999, 1998 and 1997 fiscal years:

                         1999           1998           1997
Numerator, net loss
 for the year
 under Canadian GAAP     $ (1,181,258)  $ (1,008,688)  $   (452,297)
                         ------------   ------------   ------------
Denominator:
Weighted-average number
 of hares under U.S.GAAP   28,262,398     27,861,713     26,176,186
Adjustment required
 under Canadian GAAP               -         400,685      1,406,250
                         ------------   ------------   ------------
Weighted-average
 number of shares
 under Canadian GAAP       28,262,398     28,262,398     27,582,436
                         ------------   ------------   ------------
Basic and diluted
 loss per share
 under Canadian GAAP     $      (0.04)  $      (0.04)  $      (0.02)
                         ============   ============   ============

Due to net losses incurred for the 1999, 1998 and 1997 fiscal years, stock options and share purchase warrants outstanding were not included in the computation of diluted loss per share as the inclusion of such securities would be antidilutive.

CONSOLIDATED STATEMENTS OF CASH FLOWS

e)   Operating Activities

The following are the effects of the adjustments required to reconcile from U.S. to Canadian GAAP for the 1999, 1998 and 1997 fiscal years:

                         1999           1998           1997
Net loss for the year
 under Canadian GAAP     $ (1,181,258)  $ (1,008,688)  $ (452,297)
Compensation expense
 (recovery), net                   -              -            -
Other components of
 operating activities which
 are similar under U.S. and
 Canadian GAAP              1,338,060      1,164,137       76,939
                         ------------   ------------   ----------
Net cash provided by
 (used in) operating
 activities under
 Canadian GAAP           $    156,802   $    155,449   $ (375,358)
                         ============   ============   ==========

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
For the Years Ended December 31, 1999 and 1998

NOTE 16 - DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (continued)


CONSOLIDATED SCHEDULES OF GENERAL AND ADMINISTRATIVE EXPENSES

f)   General and Administrative Expenses

The following are the effects of Note 16(b) on general and administrative expenses for the 1999, 1998 and 1997 fiscal years:

                         1999           1998           1997
General and administrative
 expenses under U.S.GAAP $ 517,671      $ 563,480      $ 1,247,569

Compensation expense
 (recovery), net             8,125        129,000         (286,080)
                         ---------      ---------      -----------
General and administrative
 expenses under Canadian
 GAAP                    $ 525,796      $ 692,480      $   961,489
                         =========      =========      ===========

                      INDO-PACIFIC ENERGY LTD.

     SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                (EXPRESSED IN UNITED STATES DOLLARS)

                      AS AT DECEMBER 31, 1999
               (Unaudited - Prepared by Management)

PROVED PETROLEUM AND NATURAL GAS RESERVE QUANTITIES

                            12/31/99   12/31/98   12/31/97   12/31/96

PETROLEUM RESERVES

Proved developed reserves,
 end of period
 Oil (barrels)              70,400      90,000     110,500     70,000
 Gas (billion cubic feet)    0.03        0.13       0.17        0.17

Proved reserves,
 end of period
 Oil (barrels)              70,400      90,000     110,500    145,000
 Gas (billion cubic feet)    0.03        0.13       0.17       0.40

All petroleum and natural gas reserves are located in New Zealand.

Petroleum and natural gas reserves cannot be measured exactly. Reserve estimates are based on many factors related to reservoir performance which require evaluation by engineers interpreting available date, as well as price, costs and other economic factors. The reliability of these estimates at any point in time depends on both the quantity of the technical and economic data, the production performance of the reservoirs as well as extensive engineering judgement. Consequently, reserve estimates are subject to revision as additional data becomes available during the producing life of a reservoir. When a commercial reservoir is discovered, proved reserves are initially determined based on only limited data from the first well or wells. Further drilling may better define the extent of the reservoir and additional production performance, well tests and engineering studies will likely improve the reliability of the estimate.

Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved reserves are reserves which geological and engineerying data demonstrate with reasonable certainty to be recoverable in future years from known reserves under existing economic and operating conditions. Reserves are considered proved if economic producibility is supported by either production or conclusive formation tests.

                     INDO-PACIFIC ENERGY LTD.

   SUPPLEMENTARY INFOMRATION ON OIL AND GAS PRODUCING ACTIVITIES
              (EXPRESSED IN UNITED STATES DOLLARS)

                     AS AT DECEMBER 31, 1999
              (Unaudited - Prepared by Management)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

                         12/31/99      12/31/98      12/31/97      12/31/96

Future cash inflows      $ 1,645,840   $ 1,222,000   $ 1,493,878   $ 850,040

Future production and
 development costs to
 abandonment at
 December 31, 2006           572,996       644,500       639,322     314,576

Future income taxes               -             -             -           -
                         -----------   -----------   -----------   ---------
                           1,072,844       577,500       854,556     535,464
Discount at 10% annual
 rate for estimated
 timing of cash flows        202,174       117,000       169,983      54,025
                         -----------   -----------   -----------   ---------
                         $   870,670   $   460,500   $   684,573   $ 481,439
                         ===========   ===========   ===========   =========

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

There has been no provision for income taxes, as the Company has resource and other usused tax pools to offset future taxable income.

The only change in the standardized measure of future cash flows from production has been due to the purchase of Ngatoro Energy Limited (formerly Minora Energy (New Zealand) Limited), a company whose sole asset was a 5% interest in the producing Ngatoro oil field. This is the only interest the Company holds in a proven oil property. The standarized measure calculation for the property, at December 31, 1999, was $870,670, as compared to the Net Book Value of $374,417.

                         INDO-PACIFIC ENERGY LTD.

              RESULTS OF OPERATION FOR PRODUCING ACTIVITIES
                  (EXPRESSED IN UNITED STATES DOLLARS)

                  FOR THE YEAR ENDED DECEMBER 31, 1999
                  (Unaudited - Prepared by Management)

                                         Total         New Zealand

REVENUES

Petroleum and natural gas                $   314,698   $  314,698
                                         -----------   ----------
Amortization and depletion                   104,475      104,475
Production costs                              50,598       50,598
Royalties                                     15,248       15,248
Write-down of petroleum properties           983,168      650,703
                                         -----------   ----------
                                           1,153,489      821,024
                                         -----------   ----------
RESULTS OF OPERATIONS FROM
 PRODUCING ACTIVITIES
 (excluding corporate overhead
 and interest costs)                    $   (838,791)  $ (506,326)
                                        ============   ==========

ITEM 9.

There have been no disagreements on accounting and financial disclosures during the last three fiscal years to the date of this annual report.


                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The names, municipality of residence, age and position held of the directors and officers of the Registrant are as follows:

Name                     Age  Position Held

Dr. David Bennett[1]     54   President, Chief Executive Officer and
                              Director

Ronald Bertuzzi[1][2]    63   Director

Alex P. Guidi[3]              41   Chairman of the Board and Director

Brad J. Holland[1]       43   Director

Mark Katsumata           34   Secretary

[1]  Member of audit committee.

[2]  Appointed on March 31, 1998.

[3] Subsequent to the year end, Mr. Guidi has stepped down as Chairman of the Registrant. David R. McDonald has joined the Board of Directors and has assumed the position of Chairman.

Dr. David Bennett has been a member of the board of directors and an officer since October, 1996. Dr. Bennett received a Bachelor of Arts (Natural Sciences) from Cambridge University in 1968 and a Master of Science in Exploration Geophysics from the University of Leeds in 1969. In 1973, Dr. Bennett received his doctorate in Geophysics from the Australian National University and from 1973 to 1975 conducted post-doctoral research at the University of Texas (Dallas). From 1975 to 1977, Dr. Bennett was a post-doctoral fellow and lecturer at the University of Wellington, New Zealand. From 1977 to 1982, Dr. Bennett was employed by the Department of Scientific and Industrial Research, Government of New Zealand and from 1982 to 1994 was employed as geophysicist, exploration manager and finally general manager by New Zealand Oil and Gas Ltd. Dr. Bennett was an independent consultant from 1994 to 1996 when he joined the Registrant and other associated companies. Dr. Bennett has been the president and a member of the board directors of the Registrant since October, 1996. Since November, 1996, Dr. Bennett has been a member of the board of directors, and since April, 1997 the president, of Trans-Orient Petroleum Ltd., since April, 1997 a member of the board of directors of Durum Cons. Energy Corp. and since June 25, 1998 a member of the board of directors of AMG Oil Ltd.

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

Mr. Alex Guidi has been a member of the board of directors and an officer since October 1996. Mr. Guidi has been involved in public markets since 1985 and since 1989 in the oil and gas sector. Mr. Guidi has organized and financed several oil and gas companies. Mr. Guidi has been chairman of the board and a member of the board of directors of the Registrant since October, 1996. From July, 1988 to December, 1995, Mr. Guidi was a member of the board of directors of Trans-Orient Petroleum Ltd. and was elected a member of the board of directors on January 28, 1998 and chairman on April 22, 1998. From December, 1990 to May, 1996, Mr. Guidi was a member of the board of directors of Durum Cons. Energy Corp. and was president from August, 1992 to May, 1996. From August 6, 1997 Mr. Guidi has been a member of the board of directors of AMG Oil Ltd.

Mr. Brad Holland was a member of the board of directors from May 1996 to February 1997, an officer from February 1997 to October 15, 1997 and was appointed a member of the board on October 15, 1997. Mr. Holland received a Bachelor of Science in Chemical Engineering from the University of Alberta in 1979. Mr. Holland was initially employed for two years by John Holland Consultants Ltd. in property valuation, production management, evaluation and financing for production acquisition. From 1982 to 1988, Mr. Holland was employed by Canadian Western Natural Gas, a natural gas utility. From 1988 to 1992, Mr. Holland was employed as a senior project engineer with Nova Corp. where he was responsible for the design and construction of large diameter pipeline projects. Since 1992, Mr. Holland has been employed by ARAMCOin Saudi Arabia in the construction of pipelines.

Mr. Mark Katsumata was a director and officer from December, 1994 to November, 1995 and an officer from November, 1995 to February, 1997. Mr. Katsumata was appointed Secretary on October 15, 1997. Mr. Katsumata is a certified general accountant who was in public practice from 1990 to 1994 in Vancouver, B.C. In 1994 Mr. Katsumata joined the Registrant. Mr. Katsumata is also the secretary of Trans-Orient Petroleum Ltd., Durum Cons. Energy Corp., AMG Oil Ltd. and Gondwana Energy, Ltd. Mr. Katsumata is also the Corporate Secretary and Chief Financial Officer of Verida Internet Corp.

All directors have a term of office expiring at the next annual general meeting of the Registrant to be scheduled in June 2000 unless re-elected or unless a director's office is earlier vacated in accordance with the by-laws of the Registrant or the provisions of the Business Corporations Act (Yukon). All officers have a term of office lasting until their removal or replacement by the board of directors.

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


ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for services rendered during the period indicated:

SUMMARY COMPENSATION TABLE

               Annual Compensation Long-Term Compensation
                                   Awards                   Payouts
(a)             (b)  (c)    (d)   (e)     (f)          (g)       (h)     (i)
                                  Other                Securities        All
                                  Annual  Restricted   Under             Other
Name and                          Compen- Stock        Options/  LTIP    Compen-
Principal            Salary Bonus sation  Award(s)     SARs      Payouts sation
Position        Year ($)    ($)   ($)     (#)          (#)       ($)     ($)
David Bennett   1999 0      0      60,899          0          0  0       0
                                    [2][3]
 President,     1998 0      0      57,123    560,936[1]       0  0       0
 CEO & Director 1997 0      0     132,214          0    200,000  0       0

Ronald Bertuzzi 1999 0      0           0          0          0  0       0
Director        1998 0      0           0          0          0  0       0
                1997 0      0           0          0          0  0       0

Alex P. Guidi   1999 0      0           0          0          0  0       0
 Director       1998 0      0           0  2,944,914[1] 500,000  0       0
                1997 0      0           0          0          0  0       0

Brad J. Holland 1999 0      0           0          0          0  0       0
Director        1998 0      0           0          0  1,082,000  0       0
                1997 0      0           0          0          0  0       0

Mark Katsumata  1999 0      0           0          0          0  0       0
Secretary       1998 0      0           0          0          0  0       0
                1997 0      0           0          0     10,000  0       0

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

[2] During the year Ms Jenni Lean, spouse of Dr. David Bennett, received $24,125 in salary. Ms Lean is the Corporate Affairs Manager for the Registrant

[3] David Bennett and Jenni Lean, via the DJ and JM Bennett Family Trust, own the building in which the Registrant's New Zealand office is located. During the year the Registrant paid $27,177 in office rental costs for the use of the building.

Cash Compensation.

During the year ended December 31, 1999 the Registrant had two executive officers: David Bennett, president and chief executive officer and Alex Guidi, chairman of the board. The aggregate cash compensation paid or payable by the Registrant and its subsidiaries to its executive officers during the year ended December 31, 1999 was $60,899 all of which was compensation paid to Dr. Bennett.

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

No other cash compensation, including salaries, fees, commissions, and bonuses, was paid or is to be paid to the directors and officers of the Registrant for services rendered for the financial years ended December 31, 1999.

No profit sharing, pension or retirement benefit plans have been instituted by the Registrant and none are proposed at this time. There are no arrangements for payments on termination of any member of management in the event of a change of control.

Aggregated Option/SAR Exercises and Fiscal 1999 Year-End Option/SAR
Value Table.

The following table sets forth certain information with respect to each exercise of stock options and SARs during fiscal 1999 by each of the Named Executive Officers, and the fiscal 1999 year-end value of unexercised options and SARs. The dollar values are calculated by determining the difference between the exercise or base price of the options and the fair market value of the underlying stock at the time of exercise and at fiscal year-end if unexercised, respectively. The unexercised options, some of which may be exercisable, have not been exercised and it is possible they might never be exercised. Actual gains realized, if any, on stock option exercises and common stock holdings are dependent on the future performance and value of the Common Stock and overall stock market conditions. There can be no assurance that the projected gains and values shown in this Table will be realized.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1999 AND OPTION/SAR VALUES AT DECEMBER 31, 1999

No Options were granted to the directors or executive officers during the 1999 fiscal year.

                                                  Number of
                                                  Securities     Value of
                                                  Underlying     Unexercised
                                                  Unexercised    In-the-Money
                                                  Options        Options
                    Shares         Dollar         12/31/99 (#)   12/31/99 ($)
                    Acquired       Value          Exercisable/   Exercisable/
Name                on Exercise    (#)  Realized  Unexercisable  Unexercisable
______________________________________________________________________________
David Bennett       0              0              200,000        N/A
Alex Guidi          0              0              500,000        N/A
Brad Holland        0              0              300,000        N/A

There were no directors' or senior officers' options exercised in the year ended December 31, 1999. There were no directors' or senior officers' options exercised in the year ended December 31, 1998. The aggregate value of directors' and senior officers' options exercised below the market price of the shares at the time of exercise for the year ended December 31, 1997 was $570,660. These benefits are calculated as the difference between the market price and option exercise price on the date of exercise. Actual proceeds of the disposition will usually vary from the date of the exercise to the date of actual disposition of such shares.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Beneficial Holders of More Than Five Percent of Outstanding Shares

The following schedule sets forth the Common Stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director, individual, and all officers and directors of the Company as a group. Each person or entity has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and address    Number of                               Percent
of owner            Shares         Position                 of Class

David Bennett[1]       225,000     President, CEO            0.8%
Karori, Wellington                 and Director
New Zealand

Ronald Bertuzzi         1,790      Director                  0.0%
Vancouver, BC
Canada

Alex Guidi          5,724,076      Chairman of Board        20.3%
Vancouver, BC
Canada

Brad Holland              Nil      Director                   Nil
Dhahran,
Saudi Arabia

Mark Katsumata          4,000      Secretary                 0.0%
Surrey, BC
Canada

ALL OFFICERS AND
DIRECTORS AS A
GROUP (5 persons)   5,954,866                               21.1%

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

Mr. Alex Guidi is a member of the board of directors, the chairman and principal shareholder of the promoter of the Registrant. Mr. Guidi is the chairman, a member of the board of directors, principal shareholder and the promoter of Trans-Orient Petroleum Ltd. Mr. Guidi is the principal shareholder of Durum Cons. Energy Corp.

Mr. Guidi is a member of the member of the board of directors, the principal shareholder and the promoter of AMG. Oil Ltd. Mr. Guidi is the principal shareholder and promoter of Gondwana Energy Ltd. See below regarding shareholdings and options, warrants and rights to acquire shares beneficially held by Mr. Guidi.

Dr. David Bennett is the president, chief executive officer shareholder and a member of the boards of directors of the Registrant, Trans-Orient Petroleum Ltd. and Durum Cons. Energy Corp. Dr. Bennett is a member of the board of directors and shareholder of AMG Oil Ltd.

Mr. Ronald Bertuzzi is a member of the boards of directors and shareholder of the Registrant Trans-Orient Petroleum Ltd. and AMG Oil Ltd. Mr. Bertuzzi is also a member of the board of directors and shareholder of Gondwana Energy Ltd.

Mr. Brad Holland is a director of the Registrant and is a shareholder in Trans-Orient Petroleum Ltd., Durum Cons. Energy Corp., AMG Oil Ltd. and Gondwana Energy Ltd.

Mr. Mark Katsumata is the secretary and a shareholder of the Registrant, Trans-Orient Petroleum Ltd., Durum Cons. Energy Corp., AMG Oil Ltd. and Gondwana Energy Ltd.

The related transactions in the year ended December 31, 1999 are:

(a) On January 31, 2000 the Registrant announced that it had entered into a letter of intent to acquire all the Assets of Trans-Orient Petroleum Ltd. A formal agreement has been finalized with formal closing of the Agreement expected to occur on or about March 31, 2000 while the effective date of the Agreement is January 1, 2000. The Agreement is subject to ratification by the shareholders of Trans-Orient Petroleum Ltd. at a General Meeting of the shareholders of Trans-Orient Petroleum Ltd. which is to be held on May 23, 2000. In the event the Trans-Orient Petroleum Ltd. shareholders do not approve this Agreement by a requisite extraordinary majority or in the event that a sufficient number of Trans-Orient Petroleum Ltd. shareholders exercise dissent rights which, in the opinion of Trans-Orient Petroleum Ltd. acting reasonably, makes the transaction financially impractical then the parties agree that Trans-Orient Petroleum Ltd. and its affiliates who are parties hereto shall have the right, exercisable for seven days, to elect to rescind the transactions contemplated by the Agreement or alternatively to seek judicial direction as to those elements of the transaction which can be completed without requiring shareholders consent. Pending May 23, 2000 the parties shall not deal with the exchanged consideration in a way which makes effective rescission of the Agreement impossible and in particular Trans-Orient Petroleum Ltd. shall not deal with the Registrant's securities received and the Registrant shall not sell, transfer, mortgage or otherwise encumber the Assets except with the consent of Trans-Orient Petroleum Ltd. which Trans-Orient Petroleum Ltd.will give for all transactions which can be said to be in the ordinary course of business. The value placed upon the Assets by the Registrant and Trans-Orient Petroleum Ltd. was $4,089,836 less an intercompany loan from the Registrant to Trans-Orient Petroleum Ltd. in the amount of $1,042,928; resulting in a net consideration payable by the Registrant to Trans-Orient Petroleum Ltd. of $3,054,434. See ITEM 1. BUSINESS for a description of the Assets acquired.

(b) At December 31, 1999, Trans-Orient Petroleum Ltd. owed a total of $1,062,211 including interest charges of $18,051 to the Registrant as a result of accrued joint venture permit expenditures which were paid by the Registrant on behalf of joint venture operations in which Trans-Orient Petroleum Ltd. was a participant with the Registrant. The majority of this amount relates to drilling the Whakutu-1 and Clematis-1 wells. The $1,062,211 outstanding was offset against the purchase price paid by the Registrant to Trans-Orient Petroleum Ltd. for the purchase of its permit interests.

(c) In December 1999. Durum Cons. Energy Corp. relinquished its (4%) interest in PEP 38716 in favor of the Registrant for no costs. After being assigned this interest the Registant holds a 23.8% interest in the permit.

(d) The Registrant and Trans-Orient Petroleum Ltd. by agreement dated June 25, 1998 optioned up to 80% of the permit to AMG Oil Ltd. In August 1998 AMG Oil Ltd. earned 30% of the permit by paying the cost of a 120 mile seismic survey. To earn an additional 50%, AMG was required to elect before December 4, 1998 to pay the cost of any additional seismic required to define two drilling prospects and to pay the dry hole costs of drilling two wells to a maximum of about US$2,100,000. The option agreement was modified by three subsequent agreements dated December 3, 1998, October 26, 1999 and February 23, 2000 which extended the period of time in which the AMG must exercise its option to acquire up to a further 50% interest in the 38256 permit area to June 16, 2000. Additionally, the February 23, 2000 amendment provided AMG with a choice of committing to: ( Option A') to earn an additional 50% in PEP 38256 from the Registrant by funding all expenditure including an agreed program of seismic work leading up to and including the drilling of two exploration wells. Alternatively, AMG may, at its election, earn an additional 35% the Registrant in the permit by funding all work leading up to and including the drilling of one exploration well ( Option B'). In the event that the AMG exercises Option B, it shall acquire a further option ( Option C') to earn an additional 15% in the permit by funding all further work up to and including a second exploration well on a separate exploration target. Option C must be exercised within 30 days of reaching the predetermined target depth in the exploration well drilled pursuant to exercise of Option B.

(e) On March 17, 1999 the Registrant partially exercised its share purchase option in AMG Oil Ltd. and acquired 800,000 common shares at a cost of $400,000.

(f) During the year ending December 31, 1999, the Registrant paid $27,177 in office rental fees to the DJ & JM Bennett Family Trust, which owns the building in which the Registrant's New Zealand office is located.

                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

B.   Reports on Form 8-K

During the 1999 fiscal year the Company filed no reports on Form 8-K.

C.   Index to Exhibits

The following Exhibits are filed herewith:

Exhibit
Number         Document Description

27             Financial Data Schedule
99.1           PEP 38256 Option Amending Agreement
99.2           Change in conditions to permit PEP 38723
99.3           Farm-out Agreement on PEP38330

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report and any amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

INDO-PACIFIC ENERGY LTD.

By: /s/ David J. Bennett                                 April 11, 2000
    David J. Bennett,
    President and Chief Executive Officer


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report and any amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

INDO-PACIFIC ENERGY LTD.

By: /s/ Alex Guidi                                      April 11, 2000
    Alex Guidi,
    Chairman of the Board of Directors

By: /s/ D. J. Bennett                                   April 11, 2000
    Dr. David Bennett,
    Member of the Board of Directors