Form 10-Q
period 2000-03-31
INDO PACIFIC ENERGY LTD
filed 2000-08-10
CIK 1041829

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ending March 31, 2000

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

                          Yes [ X ] No [  ]

The number of common shares without par value outstanding on March 31, 2000 was 28,262,398 shares.

PART 1    .  FINANCIAL INFORMATION

INDO-PACIFIC ENERGY LTD.
Consolidated Balance Sheets
Unaudited - Prepared by Management
(Prepared in Accordance with United States Generally Accepted Accounting Principles)
(Expressed in United States Dollars)

                                   March 31,      December 31,
                                   2000           1999
Assets

Current
Cash and short-term deposits       $  4,036,804   $  4,863,254
Accounts receivable                     104,813        148,419
Loan receivable from related party    1,256,541      1,062,211
Marketable securities                   196,468        222,319
Due from related parties                 58,462         62,667
Prepaid expenses and deposits            42,571         50,110
                                   ------------   ------------
                                      5,695,659      6,408,980
Investments                           2,720,000        740,000
Property and equipment                  138,492        143,961
Oil and gas properties                4,180,112      3,656,224
                                   ------------   ------------
Total Assets                       $ 12,734,263   $ 10,949,165
                                   ============   ============
Liabilities

Current
Accounts payable and
 accrued liabilities               $    160,928   $    277,983
                                   ------------   ------------
Total Liabilities                       160,928        277,983
                                   ------------   ------------
Commitments and Contingencies

Stockholders' Equity

Common stock without par value;
 100,000,000 shares authorized;
 Issued and outstanding at March
 31, 2000 and December 31, 1999:
 28,262,398 shares                   18,245,867     18,245,867
Accumulated deficit                  (7,722,532)    (7,644,685)
Cumulative comprehensive
 adjustment                           2,050,000         70,000
                                   ------------   ------------
Total Stockholders' Equity           12,573,335     10,671,182
                                   ------------   ------------
Total Liabilities and
 Stockholders' Equity              $ 12,734,263   $ 10,949,165
                                   ============   ============

INDO-PACIFIC ENERGY LTD.
Consolidated Statements of Operations and Comprehensive Income (Loss) Unaudited - Prepared by Management
(Prepared in Accordance with United States Generally Accepted Accounting Principles)
(Expressed in United States Dollars)

For the Three Month Periods
 Ended March 31,                        2000           1999

Revenues

Oil and gas sales                       $   115,355    $   46,062
Interest income                              83,258        63,424
                                        -----------    ----------
                                            198,613       109,486
                                        -----------    ----------
Cost of Sales

Production costs                             14,099         7,590
Depletion                                    25,768        24,398
                                        -----------    ----------
                                             39,867        31,988
                                        -----------    ----------
                                            158,746        77,498
                                        -----------    ----------
Expenses

General and administrative (Schedule)       236,593       106,217
                                        -----------    ----------
Net loss for the period                     (77,847)      (28,719)

Other Comprehensive Income (Loss)

Unrealized loss on
 marketable securities                           -       (145,541)
Unrealized gain on investments            1,980,000       800,000
                                        -----------    ----------
Comprehensive income for the period     $ 1,902,153    $  625,740
                                        ===========    ==========
Basic and diluted loss per share        $     (0.00)   $    (0.00)
                                        ===========    ==========

INDO-PACIFIC ENERGY LTD.
Consolidated Statements of Changes in Stockholders' Equity
Unaudited - Prepared by Management
(Prepared in Accordance with United States Generally Accepted Accounting Principles)
(Expressed in United States Dollars)
For the Three Month Period Ended March 31, 2000


                                        Cumulative     Compre-    Total
                 Common Stock           Accumulated    hensive    Stockholders'
              Shares      Amount        Deficit        Adjustment Equity

Balance at
 12/31/99     28,262,398  $ 18,245,867  $ (7,644,685)  $   70,000  $ 10,671,182

Net loss during
 the period           -             -        (77,847)          -        (77,847)
Unrealized gain
 on investments       -             -             -     1,980,000     1,980,000
              ----------  ------------  ------------  -----------  ------------
Balance at
 03/31/00     28,262,398  $ 18,245,867  $ (7,722,532) $ 2,050,000  $ 12,573,335
              ==========  ============  ============  ===========  ============

INDO-PACIFIC ENERGY LTD.
Consolidated Statements of Cash Flows
Unaudited - Prepared by Management
(Prepared in Accordance with United States Generally Accepted Accounting Principles)
(Expressed in United States Dollars)
For the Three Month Periods Ended March 31,  2000           1999

Operating Activities

Net loss for the year                        $   (77,847)   $   (28,719)
Adjustments to reconcile net loss to
 cash applied to operating activities:
  Depletion                                       25,768         24,398
  Depreciation                                    16,766         14,165
  Write-down of marketable securities             25,851             -
Changes in non-cash working capital:
  Accounts receivable                             43,606         (3,548)
  Loan receivable from related party            (194,330)            -
  Due from related parties                         4,205        (29,997)
  Prepaid expenses and deposits                    7,539         (3,136)
  Accounts payable and accrued liabilities      (117,055)      (110,502)
                                             -----------    -----------
Net cash used in operating activities           (265,497)      (137,339)
                                             -----------    -----------
Financing Activity

Common shares issued for cash                         -              -
                                             -----------    -----------
Net cash provided by financing activity               -              -
                                             -----------    -----------
Investing Activities

Purchase of investments                               -        (400,000)
Purchase of property and equipment               (11,297)        (8,639)
Oil and gas properties                          (549,656)      (130,638)
                                             -----------    -----------
Net cash used in investing activities           (560,953)      (539,277)
                                             -----------    -----------
Net decrease in cash during the period          (826,450)      (676,616)

Cash and short-term deposits -
 Beginning of period                           4,863,254      8,194,849
                                             -----------    -----------
Cash and short-term deposits - End of period $ 4,036,804    $ 7,518,233
                                             ===========    ===========

INDO-PACIFIC ENERGY LTD.
Consolidated Schedules of General and Administrative Expenses
Unaudited - Prepared by Management
(Prepared in Accordance with United States Generally Accepted Accounting Principles)
(Expressed in United States Dollars)

For the Three Month Periods Ended March 31,  2000           1999

GENERAL AND ADMINISTRATIVE EXPENSES

Accounting and audit                         $  16,872      $   8,448
Consulting fees                                 14,843          2,834
Corporate relations and development             35,159          4,609
Depreciation                                    16,766         14,165
Filing and transfer agency fees                    930            149
Foreign exchange loss (gain)                    26,511        (14,188)
Legal                                           34,933         14,046
Office and miscellaneous                        35,568         36,673
Printing                                         9,631         13,313
Rent                                            10,557         16,766
Telephone                                        9,702         10,334
Travel and accommodation                         3,097         16,698
Wages and benefits                              32,065         22,353
Write-down of marketable securities             25,851             -
Recovery of general and
 administrative expenses                       (35,892)       (39,983)
                                               (35,892)       (39,983)
                                             ---------      ---------
                                             $ 236,593      $ 106,217
                                             =========      =========

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
Unaudited - Prepared by Management
(Prepared in Accordance with United States Generally Accepted Accounting Principles)
(Expressed in United States Dollars)
For the Three Month Period Ended March 31, 2000

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

The unaudited consolidated financial statements of the Company reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at March 31, 2000 and the Company's consolidated results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures required for financial statements prepared in conformity with generally accepted accounting principles. Interim period results are not necessarily indicative of results of operations or cash flows for a full year.

These consolidated financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, including the financial statements and notes thereto.

NOTE 2 - LOAN RECEIVABLE FROM RELATED PARTY

The Company is owed $1,256,541 including interest of $212,381 by Trans-Orient Petroleum Ltd. ("Trans-Orient") for payments relating to oil and gas exploration on behalf of Trans-Orient. This amount is unsecured with no fixed terms for repayment and accrues interest on a monthly basis at the average three-month bankers' acceptance rate plus 3%.

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
Unaudited - Prepared by Management
(Prepared in Accordance with United States Generally Accepted Accounting Principles)
(Expressed in United States Dollars)
For the Three Month Period Ended March 31, 2000

NOTE 3 - MARKETABLE SECURITIES

Marketable securities comprise of 517,020 shares (December 31, 1999:
517,020 shares) of Trans-Orient Petroleum Ltd. acquired at a cost of $383,075 and recorded at an estimated market value of $196,468 (December 31, 1999: $222,319).

NOTE 4 - INVESTMENTS

Investments comprise of 1,800,000 shares (December 31, 1999: 1,800,000 shares) of AMG Oil Ltd. acquired at a cost of $650,000 (December 31, 1999:
$650,000) and 600,000 shares (December 31, 1999: 600,000 shares) of
Gondwana Energy, Ltd. acquired at a cost of $20,000, recorded at estimated market values of $2,700,000 (December 31, 1999: $720,000) and $20,000
(December 31, 1999: $20,000), respectively.

The Company holds an option to purchase a further 200,000 shares of AMG Oil Ltd. at a price of $0.50 per share expiring on December 31, 2000.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
Unaudited - Prepared by Management
(Prepared in Accordance with United States Generally Accepted Accounting Principles)
(Expressed in United States Dollars)
For the Three Month Period Ended March 31, 2000

NOTE 6 - LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share calculations for the three month periods ended March 31, 2000 and 1999:
                                             2000           1999

Numerator, net loss for the period           $  (77,847)    $  (28,719)
                                             ----------     ----------
Denominator:
Weighted-average number of shares            28,262,398     28,262,398
                                             ----------     ----------
Basic and diluted loss per share             $    (0.00)    $    (0.00)
                                             ==========     ==========

Due to net losses incurred for the three month periods ended March 31, 2000 and 1999, stock options and share purchase warrants outstanding were not included in the computation of diluted loss per share as the inclusion of such securities would be antidilutive.

NOTE 7 - SUBSEQUENT EVENT

Purchase of Oil and Gas Properties

By a letter of intent dated January 30, 2000 and under an effective date of January 1, 2000 between Trans-Orient Petroleum Ltd. ("Trans-Orient") and the Company, the Company agreed to acquire all of Trans-Orient's onshore and offshore oil and gas interests located in New Zealand, Australia and Papua New Guinea at a purchase price of $4,097,360, subject to certain exchange gains or losses, representing an aggregate 20% premium of the total book value of the interests. At the request of the boards of directors of both Trans-Orient and the Company, an independent party reviewed the proposed transaction and determined that the transaction was fair to both companies. As part of the transaction, the loan receivable from Trans-Orient to the Company will be offset against the purchase price.

The Company will issue 4,184,224 units of the Company to Trans-Orient at a deemed value of $0.50 per unit for a total value of $2,092,112. Each unit consists of one common share of the Company, one Series A warrant and one Series B warrant. Each Series A warrant is exercisable to purchase one common share at a price of $0.50 during the first year and thereafter at a price of $0.75 during the second year. Each Series B warrant will, upon a commercial discovery on any one of the oil and gas interests in the transaction, replace each Series A warrant exercised and is exercisable to purchase one common share at a price of $1.50 until expiry during the first two years. Additionally, the Company will provide Trans-Orient with anti-dilution protection for a period of one year from the closing date if the aggregate amount raised is greater than $500,000 and the average price is less than $0.50 per share or unit.

INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
Unaudited - Prepared by Management
(Prepared in Accordance with United States Generally Accepted Accounting Principles)
(Expressed in United States Dollars)
For the Three Month Period Ended March 31, 2000

NOTE 7 - SUBSEQUENT EVENT (continued)

The Company will provide Trans-Orient Petroleum Ltd. additional consideration for the transaction, as follows:

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

At an extraordinary general meeting held on May 23, 2000, this transaction was approved by the shareholders of Trans-Orient Petroleum Ltd. and completed

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Registrant (OTCBB symbol: INDX) is an independent oil and gas exploration company based in Vancouver, British Columbia, and focused exclusively in the Austral-Pacific region. The Registrant also has a 5% minority interest in a hydrocarbon production permit in New Zealand. Total production revenue for the first quarter ended March 31, 2000 was $115,355 from the Registrant's share of production volume of 4,762 barrels for the quarter. The majority of the Registrant's properties are in the exploration stage. The Registrant currently holds varying interests in approximately
6 million acres of exploration permits in New Zealand, 1 million acres in Australia and 3 million acres in Papua New Guinea.

On January 30, 2000 the Registrant entered into a letter of intent with Trans-Orient Petroleum Ltd., to acquire Trans-Orient's interest in jointly held exploration permits. The parties established a purchase price on the basis of 1.2 times the capitalized petroleum expenditures incurred on the exploration permits plus certain overriding production royalties, shares of the Registrant including share purchase warrants and other consideration. The letter of intent was formalized by an agreement of purchase and sale with an effective date of January 1, 2000 and made subject to approval of Trans-Orient's stockholders by the requisite extraordinary majority at a special meeting of stockholders held on May 23, 2000. The Registrant filed a Form 8-K on April 13, 2000 disclosing the transaction, which is incorporated herein by reference.

The Registrant has experienced losses in each fiscal period on which it has reported. Its main source of capital is the issuance of equity securities. Total losses incurred from incorporation to December 31, 1999 were $7,644,685.

Results of Operations

The Registrant's primary focus is the acquisition and exploration of unproven oil and gas properties. The Registrant's policy is to acquire interests and, where possible, minimize its risk exposure by farming out or joint venturing property interests to other industry participants.

For the first quarter ended March 31, 2000, the Registrant's loss was $77,847 compared to $28,719 for the first quarter ended March 31, 1999. The Registrant also recorded comprehensive income adjustments from unrealized gains on investments of $1,980,000, resulting from the increase in market value of investments over the reporting period compared to a net amount of $654,459 of unrealized losses on marketable securities and unrealized gains on investments for the first quarter ended March 31, 1999. Comprehensive income for the three months ended March 31, 2000 was $1,902,153 compared to $625,740 for the three months ended March 31, 1999.

Oil and gas sales for the quarter were $115,355 versus $46,062 for the three months ended March 31, 1999. The increase is primarily due to the increase in the crude oil average selling price of $23.40 compared to $14.60 per barrel, offset slightly by a decrease in production of 4,762 barrels for the quarter compared to 4,843 barrels for the comparable quarter. Natural gas sales of $3,917 were flat compared to $3,424 for the three months ended March 31, 1999. First quarter production costs directly attributable to the revenues were $14,099 compared to $7,590 for the first quarter ended March 31, 1999. For the first quarter, the Registrant also recorded $25,768 in depletion costs versus $24,398 for the first quarter ended March 31, 1999. The result was net production revenue of $75,488 for the first quarter ended March 31, 2000 compared to $14,074 for the first quarter ended March 31, 1999.

During the first quarter ended March 31, 2000 the Registrant earned $83,258 in interest income on its surplus cash balances compared to $63,424 for the first quarter ended March 31, 1999.

The Registrant's general and administrative costs were $236,593 versus $106,217 for the three months ended March 31, 1999. General and administrative expenses for the quarter include $32,065 (1999 - $22,353) of salaries and benefits for administrative personnel, $51,805 (1999 - $22,494) for professional fees, $65,458 (1999 - $77,086) for office costs and $54,029 (1999 - $24,290) for other general and administrative costs. General and administrative costs also includes depreciation expense of $16,766 (1999 - $14,165) on office and computer equipment, foreign exchange losses of $26,511 (1999 - gain of $14,188) and a write down of marketable securities of $25,851 (1999 - $nil).

As at March 31, 2000, the Registrant had cash and short-term deposits of $4,036,804 compared to $4,863,254 as of March 31, 1999. Working capital as at March 31, 2000 was $5,534,731 versus $6,130,997 for March 31, 1999.
Working capital includes $1,256,541 of loans receivable from Trans-Orient and $196,468 of marketable securities, which form part of the consideration to Trans-Orient for the purchase of exploration permit interests from Trans-Orient described herein. Working capital net of sale adjustments was $4,081,722 as at March 31, 2000. The Registrant used $265,497 in cash for operating activities during the first quarter compared to $137,339 for the first quarter ended March 31, 1999. $11,297 was used for purchases of property and equipment compared to $8,639 in 1999 and $549,656 was expended on the Registrant's exploration activities described herein versus $130,638 for the first quarter ended March 31, 1999. The Registrant also purchased $400,000 of investments for cash in the comparable quarter. The net effect of the above noted transactions was a use of cash of $826,450 for the first quarter ended March 31, 2000 compared to $676,616 for the comparable quarter.

The Registrants cash balances are not sufficient to fund all of its obligations with respect to its ongoing work program requirements related to the exploration permits. The Registrant is actively seeking farm-in partners for certain of its permits and will have to seek additional equity financing if either appropriate farm-in partners cannot be found or if it is maintain the permits in good standing with the issuers. There can be no assurance that the Registrant will be successful in finding farm-in partners or that it will be successful in obtaining equity financing on suitable terms, if at all. The inability to obtain the fore mentioned would have an adverse material effect on the Registrant's business.

First Quarter Exploration Activities

On January 5, 2000, the Registrant and other participants in New Zealand permit PEP 38330 entered into an agreement with an unrelated party which agreed to fund approximately 27 miles of new seismic, in order to attempt to establish drilling targets on several exploration targets in the permit area. The partners agreed to provide the farm-in partner a 17.5% interest in the permit upon completion of the work program.

On January 25, 2000 the Registrant, as operator, and the other participants in New Zealand permit PEP 38328 commenced drilling the Whakatu-1 prospect, which was plugged and abandoned on February 7, 2000 at a depth of 4,800 feet. The participants encountered an abrupt change in geology at depth of 4,600 feet, and concluded that that deeper exploration targets were unlikely. Trace hydrocarbons were indicated during drilling but electrical logging indicated that there were no zones worth testing.

In January, 2000, the Registrant as operator and the other participants in New Zealand permit PEP 38332 acquired additional seismic over the East Coast Basin area and confirmed a closed structure for target drilling. Fourteen miles of additional new seismic were also acquired over the Waitaria and Kaiponi structures in New Zealand permit 38335 where the Registrant is a participant.

During February 2000 the Registrant completed a 3-D seismic survey over the southern part of in New Zealand permit PEP 38720 to further evaluate the area. The Registrant had previously plugged and suspended a well testing a shallow target in the north of the permit area in late December 1999. The Registrant is seeking farm-in partners to assist in the funding of future drilling in the prospect area.

Recent Exploration Activities

Subsequent to the quarter end, the Registrant, as operator, completed a seismic program to delineate drilling locations on the Arcadia and Ealing prospects in New Zealand permit PEP 38256. On June 27, 2000 AMG Oil Ltd. exercised its option to acquire an additional 50% interest in the permit from the Registrant through funding the drilling of two exploration wells, which is anticipated to commence in the fourth quarter.

On June 30, 2000 the Registrant, as operator, commenced drilling on a prospect in New Zealand permit PEP 38332, in the onshore East Coast Basin. The well was plugged and suspended due to engineering and drilling difficulties on July 19, 2000 at a depth of 2,874 feet. Minor hydrocarbon indications were encountered during drilling. The Registrant and the participants in PEP 38332 are presently considering methods to over come the difficulties and may reenter and deepen the well at some late date in the future.

On July 6, 2000, the Registrant announced that Phillips Petroleum Ltd. had signed a letter of intent with an offshore drilling contractor to drill a prospect in the Timor Sea exploration permit ZOCA 96-16. The drilling is anticipated to commence in the third quarter, with the well drilled to a target depth of 14,000 feet. Under the terms of the farm-out agreement with Phillips, the Registrant's participating interest is reduced to 10% with Phillips funding of all drilling and testing costs of this well.

Trends and Prices

The Registrant's revenues, cash flows and ability to attract farm-in partners are affected by changes in oil and gas prices. The markets for oil and gas have historically been, and will continue to be, volatile. Prices for oil and gas typically fluctuate in response to relatively minor changes in supply and demand, market uncertainty, seasonal, political and other factors beyond the control of the Registrant. The Registrant is unable to accurately predict domestic or worldwide political events or the effects of such other factors on the prices received by the Registrant for its oil and gas. The Registrant historically has not entered into transactions to hedge against changes in oil and gas prices, but may elect to enter into hedging transactions in the future to protect against fluctuations in oil and gas prices. Although there has been significant improvement in oil and gas prices during the first three months of 2000, there is substantial uncertainty regarding future oil and gas prices. There can be no assurance that oil and gas prices will not decline in the future. If the decline in crude oil and natural gas prices worsens or continues for a protracted period, it would adversely affect the Registrant's revenues, income and cash flows from operations.

Forward-Looking Statements

This Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Form 10-Q, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including production, operating costs and product price realization targets, future capital expenditures (including the amount and nature thereof), the drilling of wells, reserve estimates, future production of oil and gas, future cash flows, future reserve activity and other such matters are forward-looking statements. Although the Registrant believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements.

Factors that could cause actual results to differ materially from those in forward-looking statements include: oil and gas prices; exploitation and exploration successes; continued availability of capital and financing; general economic, market or business conditions; acquisition opportunities (or lack thereof); changes in laws or regulations; risk factors listed from time to time in the Registrant's reports filed with the Securities and Exchange Commission; and other factors.

PART II        .  OTHER INFORMATION

Item 2.   Changes in Securities

There were no changes in securities during the quarter.

Subsequent to the end of the quarter, the Board of Directors of the Registrant agreed to extend the expiry date on 950,000 warrants expiring on May 27, 2000 to May 27, 2001 and amend the exercise price to $0.40 per share from $0.90 per share. 1,000,000 warrants expiring July 3, 2000 were also extended to July 3, 2001 and re-priced to $0.40 per share from $0.90 per share.

On May 23, 2000 the stockholders of Trans-Orient Petroleum Ltd. approved the sale of its oil and gas exploration permits and assets to the Registrant on terms disclosed in the Registrant's 8-K filed on April 13, 2000. 4,184,224 shares of the Registrant's common stock were issued to Trans-Orient as partial consideration, which include an attached "A" warrant and a conditional "B" warrant. Each "A" warrant entitles Trans-Orient to purchase on additional share of common stock of the Registrant for $0.50 per share if exercised on or before March 29, 2001 or $0.75 per share thereafter until the expiry date on March 29, 2002. The "B" warrants are issueable upon exercise of the "A" warrants and a commercial hydrocarbon discovery having been obtained in any of the permits transferred from Trans-Orient to the Registrant. The "B" warrants are exercisable at a price of $1.50 per share within one year from the date of issue.

On July 10, 2000, the Registrant's Board of Directors approved the granting of stock options to employees, directors and consultants of the Registrant to acquire up to 3,668,000 common shares at an exercise price of $0.50 per share. The exercise price was determined by calculating a 15% discount from the 10 day trading average prior to the date of grant. The options are subject to resale provisions and provide for a 42 month vesting period for directors and a 48 month vesting period for employees and consultants. The Board also approved the granting of further options to two directors to acquire up to 2,000,000 common shares at an exercise price of $0.60 per share. These options are not subject to any vesting provisions.

Item 3.   Defaults Upon Senior Securities

Not applicable


Item 4.   Submission of Matters to a Vote of Security Holders

The Annual General Meeting of Stockholders was held on June 20, 2000 at the offices of the Registrant's domestic corporate counsel in Vancouver, British Columbia. The Notice of Meeting, Information Circular and Proxy was mailed on May 18, 2000 to stockholders of record on May 16, 2000. Proxies were delivered to the Registrant constituting a quorum. 25,464,495 shares were voted, representing 78.5% of the issued and outstanding shares of the Registrant's common stock as of the Record Date. The matters voted on, and the results of the votes for, against and withheld with respect to each matter, consisted of the following:

     * Stockholders appointed Sadovnick Telford and Skov as auditors for the ensuing year and authorized the directors to fix their remuneration. Votes cast in favor were 24,874,317; 189,263 against and 200,915 were withheld from voting.

     * The election of the following directors for the ensuing year were approved by Ordinary Resolution:

                         Votes For      Votes Against  Withheld
     David McDonald      24,796,289                    468,206
     David Bennett       24,766,390                    498,105
     Alex Guidi          24,750,545                    498,105
     Ronald Bertuzzi     24,768,540                    495,955
     Brad Holland        24,721,439                    543,056

     * Stockholders approved by Special Resolution; (a) that the Registrant consolidate all of its common shares on a one for five basis and that no fractional shares shall be issued in connection with the consolidation; (b) that the maximum number of common shares that the Registrant is authorized to issue be increased to an unlimited number of common shares without par value, and; (c) that the Directors of the Registrant be authorized to revoke the special resolutions approving the share consolidation before it is acted upon without further stockholder approval. Votes cast in favor were 21,550,968; 3,390,580 against and 322,947 were withheld from voting.

Item 5.   Other Information

On April 20, 2000 the Registrant gave notice to the SEC that it had elected to file all future periodic reports in accordance with the filing requirements for foreign private issuers. The election was made on the basis that the Registrant is incorporated in Canada and meets the definition of a foreign private issuer pursuant to SEC Rule 3b-4, as none of the Registrant's officers or directors are citizens or residents of the United States, none of the Registrant's assets are located in the United States and the business of the Registrant is administered principally from outside of the United States. The election was made to streamline administrative operations. Filings and rules that applied under the Registrant's previous system of filing as a US domestic issuer, such as annual and quarterly reports under Forms 10-K and 10-Q, material change reports under Form 8-K, proxy solicitation rules and US insider reporting rules will no longer apply.

As a foreign private issuer, the Registrant's reporting requirements will now generally consist of filing an annual report under Form 20-F and, under cover of Form 6-K, information which is material with respect to the Registrant and its subsidiaries concerning; changes in business; changes in management or control; acquisitions or dispositions of assets; bankruptcy or receivership; changes in registrant's certifying accountants; the financial condition and results of operations; material legal proceedings; changes in securities or in the security for registered securities; defaults upon senior securities; material increases or decreases in the amount outstanding of securities or indebtedness; the results of the submission of matters to a vote of security holders; transactions with directors, officers or principal security holders; the granting of options or payment of other compensation to directors or officers; and any other information which the registrant deems of material importance to security holders. The Registrant will continue to file with the British Columbia Securities Commission all requirements as a reporting issuer in the Province of British Columbia, Canada, including annual and quarterly reports prepared under Canadian generally accepted accounting principles. All Canadian regulatory filings will be available on line over the Internet at www.sedar.com. Directors, officers and significant shareholders of the Registrant are also required to file insider reports with the British Columbia Securities Commission.

On July 21, 2000, an "E" was attached to the Registrant's trading symbol, on the NASD's OTC Electronic Bulletin Board (the "OTC Bulletin Board"), in accordance with the requirements imposed under the NASD's eligibility rules. The Registrant's shares will be ineligible for quotation on the OTC Bulletin Board after August 20, 2000, unless the SEC staff has no further comments with respect to the Registrant's Form 10 registration statement, filed August 21, 1998. On August 2, 2000, the Registrant responded to the SEC staff's most recent comment latter, dated October 30, 1998. The Registrant expects to be delisted from the OTC Bulletin Board and will seek a listing for its common shares on the electronic "pink sheet" marketplace until the SEC staff has no further comments regarding the Registrant's Form 10 registration statement and the Registrant's application to re-list on the OTC Bulletin Board is approved by the NASD.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits filed with this Form 10-Q are:

27         Financial Data Schedule

(b)  Reports on Form 8-K

The Registrant filed a Form 8-K on April 13, 2000 regarding the Agreement of Purchase and Sale, effective January 1, 2000, between the Registrant and Trans-Orient Petroleum Ltd., under which the Registrant purchased all of Trans-Orient's oil and gas assets and interests in its exploration permits in New Zealand, Australia and Papua New Guinea. The closing occurred on March 29, 2000 and was subject to the approval of the stockholders of Trans-Orient, which was obtained on May 23, 2000. The Registrant included a pro forma balance sheet as of January 1, 2000 reflecting the sale adjustments, and the Agreement of Purchase and Sale was included as an exhibit in the Form 8-K.


INDEX TO EXHIBITS

Exhibit No.         Description of Exhibit

27                  Financial Data Schedule

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

INDO-PACIFIC ENERGY LTD.



By: /s/ David Bennett                        August 9, 2000
     David Bennett, President



By: /s/ Mark Katsumata                       August 9, 2000
     Mark Katsumata, Secretary