Form 10-K/A
period 1999-12-31
INDO PACIFIC ENERGY LTD
filed 2000-12-05
CIK 1041829

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A1

   AMENDMENT NO.1 TO THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

        Securities registered pursuant to Section 12(b) of the Act: NONE
        ----------------------------------------------------------------


          Securities  registered pursuant to Section 12(g) of the Act:
          ------------------------------------------------------------

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 28, 2000, was approximately $10,456,656. As of November 21, 2000 the Registrant had 32,446,622 shares outstanding without par value.

Documents Incorporated by Reference: None

                                     PART I

ITEM 1. BUSINESS

Forward Looking Statements

   Except for the description of historical facts contained herein, this Form 10-K contains certain forward-looking statements within the meaning of the provisions of the Private Securities Litigation Reform Act of 1995 concerning future activities, of the Registrant and the Registrant's future prospects, that involve risks and uncertainties, including the possibility that the Registrant will: (i) be unable to find commercial quantities of hydrocarbons, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and under ITEM 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and from time to time in the Registrant's future filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.

General Development of the Business

   The Registrant is an oil and gas exploration company based in Vancouver, British Columbia, Canada with interests in the Austral- Pacific region in hydrocarbon properties described in Item 2. The Registrant is to a lesser extent involved in the development and production of hydrocarbons. Total production revenue for the year ended December 31, 1999 was $314,698. The majority of the Registrant's properties are in the exploration stage. The Registrant's focus is on the acquisition, exploration and development of properties in the Austral-Pacific region.

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

   The common shares of the Registrant commenced trading in January, 1996 on the Bulletin Board operated by the National Association of Securities Dealers, Inc.(the "Bulletin Board") and trades under the symbol "INDX". Trading in the common shares of the Registrant was halted by the Vancouver Stock Exchange on September 12, 1996 and the Registrant voluntarily delisted from the Vancouver Stock Exchange on September 13, 1996.

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

   On August 21,2000 the National Association of Securities Dealers (the "NASD") removed the Registrant's Common Shares from trading on the NASD Over-the-Counter Electronic Bulletin Board (the "OTCBB") because the U.S. Securities and Exchange Commission (the "SEC") staff had outstanding comments from October 30, 1998, regarding the Registrant's SEC Form 10 registration statement (the "Form 10"). From August 20, 2000 until present the Registrant's Common Shares have not traded on an organized market.

   On January 31, 2000 the Registrant announced that it had entered into a letter of intent to acquire all the exploration permit interests (the "Assets") of Trans-Orient Petroleum Ltd. The terms of the formal agreement (the "Agreement") were finalized with formal closing of the Agreement occurring on March 29, 2000 while the effective date of the Agreement is January 1, 2000. The Agreement was subject to ratification by the shareholders of Trans-Orient Petroleum Ltd. at a General Meeting of the shareholders to be held on May 23, 2000. In an event subsequent to this report, an Extraordinary General Meeting of Trans-Orient Petroleum Ltd was held on May 23, 2000, where this Agreement was ratified by a 99.4% shareholder vote in favor. Like the Registrant, Trans-Orient Petroleum Ltd. concentrated its exploration efforts within New Zealand, Australia and Papua New Guinea. The Assets purchased by the Registrant consisted of the following interests:

    Permit Description           Location          Participating Interest

    New Zealand

    PEP 38328                East Coast Basin               22.5%
    PEP 38332                East Coast Basin               20%
    PEP 38335                East Coast Basin               15%
    PEP 38339                East Coast Basin               50%
    PEP 38720                Taranaki Basin                 50%
    PEP 38723                Taranaki Basin                 40%
    PEP 38256                Taranaki Basin                 35%

    Australia and ZOCA ( Zone of Cooperation, Area A; between Australia & United Nations)

    ZOCA 96-16               Timor Sea                      10%
    AC/P 26                  Timor Sea                      35%


    Papua New Guinea

    PPL 192                  Papuan Basin - Foreland        20%
    PPL 157                  Papuan Basin - Foreland        7.5%
    PPL 215                  Papuan Basin - Foreland        40%
    PPL 213                  Papuan Basin - Highlands       5%

    None of these assets acquired from Trans-Orient were producing assets.

   The Registrant had, prior to the acquisition, already owned a partial interest in a majority of the permits acquired, and was, therefore, familiar from a technical and operational point of view, with the exploration merits of these interests. The value placed upon the Assets by the Registrant and Trans-Orient Petroleum Ltd. was $4,097,362 less an intercompany loan from the Registrant to Trans-Orient Petroleum Ltd. in the amount of $1,042,928; resulting in a net consideration payable by the Registrant to Trans-Orient Petroleum Ltd. of $3,053,179 (the "Purchase Price").

Summary of the Material Conditions of the Trans-Orient Petroleum Transaction

The terms of the Agreement between the Registrant and Trans-Orient Petroleum Ltd. provided that the Registrant:

     - received from the transaction a range of exploration assets, none of these being producing assets, from Trans-Orient Petroleum Ltd. The Registrant assumed the rights and obligations attached to those assets as at December 31, 1999.

     - in return for the above assets, Trans-Orient Petroleum Ltd. received:
     1) forgiveness of outstanding loans ($1,042,928) by the Registrant to Trans-Orient Petroleum Ltd.,
     2) transfer at deemed market value of various shares held by the Registrant to Trans-Orient Petroleum Ltd., including shares held by the Registrant in Trans-Orient,
     3) issuance of shares and warrants in the Registrant to Trans-Orient Petroleum Ltd., and
     4) grant to Trans-Orient Petroleum Ltd. of a range of gross over-riding royalties on the transferred assets

   The acquisition of the assets means that the Registrant now has the right to produce petroleum in the relevant permit areas (once a discovery has been made) and it must comply with the work commitments attached to the permits.

   The terms of the Agreement are set out in more detail below.

Material Terms of the Agreement.

   Under the terms of the Agreement, the Registrant agreed to pay the Purchase Price to Trans-Orient Petroleum Ltd. as follows:

   a) transfer of 1,800,000 shares of AMG Oil Ltd. to Trans-Orient Petroleum Ltd. at a deemed value of $720,000;

   b) transfer of 600,000 shares of Gondwana Energy Ltd. to Trans-Orient Petroleum Ltd. at a deemed value of $20,000;

   c) transfer of 517,020 shares of Trans-Orient Petroleum Ltd. to Trans-Orient Petroleum Ltd. for cancellation;

   d) grant to Trans-Orient Petroleum Ltd. of a 1% gross overriding royalty ("GORR") on the interest transferred on any hydrocarbon production from the following permits: ZOCA 96-16, AC/P 26, PPL 192, PPL 157, PPL 213, PPL 215, and a 2% GORR on any hydrocarbon production from the following properties: PEP 38328, PEP 38332, PEP 38335, PEP 38339, PEP 38720, PEP
      38723, PEP 38256 , and a 5 % GORR on any wells drilled within one kilometer of the Whakatu-1 well located on License PEP 38328 in Hawkes Bay, New Zealand.

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

   The Registrant's operations are conducted through its wholly owned subsidiaries, as described below:

                           Indo-Pacific Energy Ltd.

      Source Rock Holdings Limited         Indo Overseas Exploration Limited
                                                       (B.C.)

      Indo-Pacific Energy (NZ) Limited     Indo-Pacific Energy (PNG) Ltd.

      Indo-Pacific Energy Pty. Ltd.        Ngatoro Energy Limited PEP 38716
                (Aust.)                                Limited

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

   The Registrant's revenue from interest was $382,118 for the year ended December 31, 1997, $450,597 for the year ended December 31, 1998 and $344,085 for the year ending December 31, 1999, providing total revenues of $870,059 for the year ended December 31, 1997, $684,765 for the year ended December 31, 1998 and $658,783 for the year ending December 31, 1999. Operating profits or (losses) were $509,192 for the year ended December 31, 1997, $(316,208) for the year ended December 31, 1998 and $(494,706) for the year ending December 31, 1999.

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

Plan of Operations

The Registrant is required or plans to carry out the following work by the following date:

Anticipated Total Work Obligation Before December 31, 2000


Property[1]        Description of Work                               (US$)

Developed

TB/ PMP 38148      Workovers of Ngatoro-1/-9/-11 (completed)          51,250

Undeveloped

ECB/ PEP 38330     Seismic acquisition & studies (completed)          10,250
ECB/ PEP 38335     Seismic acquisition (completed)                   292,250
ECB/ PEP 38328     Drill Whakatu-1 well (completed)                  432,750
ECB/ PEP 38332     Seismic acquisition and 1 well(completed)         376,250
TB/ PEP 38736      Seismic acquisition (completed)                   131,000
TB/ PEP 38716      Administration & geological studies                19,500
TB/ PEP 38720      Well review & 3D seismic data purchase             65,000
TB/ PEP 38723      Seismic acquisition and 1 well (carried
                     through cost)                                    60,000
ECB/ PEP 38339                                                        80,500
CB/ PEP 38256      Drill 2 wells (carried through cost)               20,000
TS/ AC/P19         3D seismic data purchase (completed)              103,000
TS/ AC/P31         Administration & geological studies                 8,000
TS/ AC/P26         Administration & geological studies                18,000
TS/ ZOCA 96-16     Drill 1 well (carried through cost) & admin        22,500
PBF/ PPL 192       Administration & geological studies                40,000
PBF/ PPL 215       Administration & geological studies                67,500
PBF/ PPL 157       Administration & geological studies                15,000
PBH/ PPL 213       Administration & geological studies                 9,000
                                                        TOTAL    $ 1,821,750

   [1] ECB/ = East Coast Basin, NZ; TB/ = Taranaki Basin, NZ; CB/ = Canterbury Basin, NZ; TS/ = Timor Sea; PBF/ = Papuan Basin Foreland; PBH/ = Papuan Basin Highlands

   Where marked as 'completed', this represents completion of the work subsequent to the date of this report.

   Where marked as 'carried through cost' this represents a zero cost contribution by the Registrant to the well(s)

Employees and Consultants

   The Registrant employs six people in its Wellington New Zealand office. The persons employed in the Wellington office are the president / chief executive officer and five persons occupied with technical support, joint venture accounting, office management and New Zealand, Australian and PNG corporate affairs. The Registrant is also provided office space in Vancouver, B.C. in which one person is employed by the Registrant to provide shareholder relations. The Registrant also receives office use and management, reception, legal and accounting services from DLJ Management Ltd. DLJ Management Ltd. maintains a Vancouver, B.C. office where it employs seven people who devote approximately 30% of their time to matters relating to the Registrant. DLJ Management Ltd. charges the Registrant for the services on a cost recovery basis.

   In addition to the foregoing, the Registrant also receives technical services from a number of exploration consultants. The principal consultants engaged from time to time by the Registrant are Bruce Morris, Roger Brand, David Francis and Carey Mills.

   Dr. Morris trained in geology and lectured as a sedimentologist at University of Victoria (New Zealand). Over the last nine years, he has been involved in remote oilfield operations in Papua New Guinea, and with exploration in the Taranaki Basin and East Coast Basin of New Zealand. Dr. Morris has also worked as a well site geologist for Exxon in the Gippsland Basin, Australia.

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

   Mr. Mills provides the group with a broad range of capabilities. Before joining the Registrant, Mr. Mills worked as a petrophysicist for Exxon on the West Tuna Field in the Gippsland Basin, Australia, on the Moran discovery in Papua New Guinea, as well as other responsibilities.


Hydrocarbon Tenures in New Zealand, Australia and Papua New Guinea

   The Registrant holds a number of government issued permits in the jurisdictions of Australia, New Zealand and Papau New Guinea which authorize prospecting and exploration for hydrocarbons. These are listed on page 4.

   In New Zealand, Petroleum Exploration Permits ("PEP") are granted to the successful bidder for that area, if gazetted, or the first applicant for an ungazetted area; and generally prescribe work to be performed over the term of the permit. Permits contain a work program approved by the Minister of Energy. Under the Crown Minerals Act of 1991, a Petroleum Exploration Permit, grants the right to explore for petroleum for a term of five years and may be extended for up to ten years on conditions the Minister of Energy considers appropriate. If the holder of an exploration permit discovers a deposit or occurrence to which the exploration permit relates and satisfies the Minister of Energy that the results of exploration justify granting a mining permit, the holder may, on application before the expiry of the exploration permit, obtain a Petroleum Mining Permit ("PMP") for up to 40 years for such part of the land as the deposit or occurrence relates, and exchange the exploration permit for such part of the land. Changes to the conditions prescribed in a permit may be made by application to the Minister of Energy if the holder of a permit is in substantial compliance with the conditions of the permit.

   In Australia, the Petroleum (Submerged Lands) Act 1967 governs permits lying further offshore than three miles from the coast. Coastal waters and lands are within state jurisdiction. The Australian exploration permits of the Registrant are granted and regulated under the Petroleum (Submerged Lands) Act 1967. This statute provides for four types of permits, exploration permits, retention leases, production licenses and pipeline licenses. An exploration permit provides the exclusive right to undertake seismic surveys and drilling in a defined area. Permits are awarded by a work program bidding system or a cash bidding system over acreage released each year by the Commonwealth. Work program permits are issued for an initial term of six years with an unlimited number of five year renewals. At each renewal, 50% of the permit area must be relinquished. On discovering petroleum, a holder must notify the authority. If commercial, the holder may apply for a production license. Production licenses are issued for 21 years and may be renewed for a further 21 years. If the holder makes a non-commercial discovery which has a reasonable chance of becoming commercial within the next 15 years, a retention lease may be granted. Retention leases are issued for terms of five years with renewal periods of five years. A pipeline license is usually granted at the same time as a production licence.

   In Papua New Guinea, the Petroleum Act provides for four different types of license: petroleum prospecting licenses ("PPL") for exploration, which is the form of tenure held by the Registrant, petroleum development licenses ("PDL") for petroleum developments, petroleum retention licenses ("PRL") for gas reserves which are considered presently non-commercial and pipeline licenses. A PPL is granted for a term of six years with one five year extension permitted.

At the end of the first term, the holder must relinquish 50% of the initial size of the permit, less the area of any PRLs on extension. A PPL usually contains a work program which is submitted to, and approved by, the Minister for Petroleum and Energy. The Minister may approve appropriate variations to a work program at any time during the third to sixth years of a PPL. The State has the option to acquire a 22.5% interest in any petroleum development. Where it does so, a two percent interest is held for the benefit of the landowners in the project area. The price payable by the State is 22.5% of sunk costs, including the allowable exploration expenditure of the project. Orogen Minerals Limited ("Orogen"), a publicly listed company 51% owned by the State, has an option to acquire up to a 20.5% interest in future petroleum projects out of the State's entitlement of 22.5%. If Orogen does not exercise its option, the permit holder is obliged to carry the State's acquisition of its 22.5% interest and all development costs. This carried interest is repaid with a commercial rate of interest out of petroleum production attributable to the State's share. If Orogen exercises its option, the sunk costs of the carried interest is repaid immediately. A PDL is granted for an initial term of 25 years with one 20 year extension. A PRL is granted for an initial term of five years with two five year extensions. A pipeline licence is granted for a term of 25 years with one 20 year extension. Assignments of, and dealings in, all types of petroleum licences are permitted, subject to the Minister's consent. Any assignment or dealing without such consent is void. Before drilling an exploration well, the permit holder and the State generally enter into a production agreement that sets out additional conditions applying to operations, the procedures which will lead to a development and the terms on which the state will acquire its equity interest in a development.

   In November 1998, the PNG parliament passed the Oil and Gas Act 1998 which has replaced the Petroleum Act. The material changes effected by the Oil and Gas 1998 Act are (1) for new projects, the royalty benefit equal to the royalty paid by a licensee, which is currently two percent of the well head value, less tax, which is currently five per cent, is to be shared among the project area landowners, local level government and provincial governments; (2) the carried interest of two percent in a project held for local landowners is to be provided free to the area landowners and local government (s); (3) licensing of petroleum processing facilities is required; (4) third party access arrangements must be adopted where a pipeline is strategic; (5) social mapping and landowner identification studies must be carried out by licensees; (6) the State's entitlement to its 22.5% interest and all development costs is enshrined in law; (7) provincial governments may form a national gas corporation to acquire on commercial terms interests in gas projects; (8) extended well testing may be carried on with the State's consent; and (9) development forums must be held before the development of a project.

Environmental Regulation in New Zealand, Australia and PNG

New Zealand

   In New Zealand, on land and in waters within twelve miles of the coast, the Resource Management Act 1991 controls users of natural and physical resources with a view to managing resource usage in ways that will not compromise future utilization. The Resource Management Act 1991 places the emphasis on assessment of the effect the proposed activity will, or might, have on the environment with a view to promoting sustainable management. Under the Resource Management Act 1991, most of the responsibility for managing resources and their use is given to local authorities. Regional and district councils establish their own rules and standards for environmental effect assessments and required degrees of consultation. Both regional and district councils must produce and continuously update planning schemes for their jurisdictions. These schemes may limit industries to designated areas, depending on the environmental or social effects. The right to take from, and discharge into, waterways for industrial purposes requires approval from various regional catchment authorities, which may require maintenance of water quality standards.

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

Risk Factors

The common shares of the Registrant must be considered a speculative investment due to a number of factors. The purchase of the Registrant's common shares requires consideration of a number of significant risk factors. Purchasers of common shares should consider the following:

   1. Reliance on Expertise of Certain Persons. The Registrant is dependent on the management by its president, David Bennett, and, in the acquisition, exploration and development of petroleum properties, on the advice and project management skills of various consulting geologists, geophysicists and engineers retained by the Registrant from time to time. The current president of the Registrant is experienced in the acquisition, exploration and development of petroleum properties in New Zealand and other Asian countries, particularly Papua New Guinea and Australia. Should the current president leave the Registrant, the Registrant may have difficulty in immediately finding a person of comparable experience to manage the business of the Registrant. The president has an employment agreement with the Registrant. The Registrant does not maintain key person insurance on the president or any other employee.

   2. Limited Financial Resources and Lack of Sufficient Capital. The Registrant has limited financial resources and may not be able to raise sufficient funds to sustain, continue or expand its business. Currently the Registrant does not have sufficient capital to satisfy the required capital expenditures for the 2001 fiscal year in order to maintain the Registrant's interests in its permits (See ITEM 1-Plan of Operation). Should the Registrant fail to raise additional capital, or fail to enter into agreement with third parties to fund permit obligations, or fail to renegotiate such obligations, the Registrant may be unable to carry out its plan of operations and may be forced to abandon some of its permit interests (See Risk Factor #14). The Registrant currently has limited revenues and relies on farmout of expenditure to third parties, and issuance of common shares to raise funds to finance the business of the Registrant. In order to satisfy the required capital expenditures for the upcoming fiscal year in order to maintain the Registrant's interests in its permits, the Registrant will either have to raise additional capital through the issuance of common shares, or enter into agreement with third parties to fund permit obligations, or renegotiate such obligations .There is no assurance that market conditions will continue to permit the Registrant to raise funds if required, or that the Registrant will be able to enter into agreement with third parties to fund permit obligations, or be able to renegotiate such obligations . Due to the above uncertainties the auditors' report expresses substantial doubt about the Registrant's ability to continue as a going concern.

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

   4. Failure to Locate Commercial Quantities of Hydrocarbons and Geological Risks. There is no assurance that commercial quantities of hydrocarbons will be discovered. Geological conditions are variable and of limited predictability. Even if production is commenced from a well or field, production will inevitably decline over the course of time, reducing the operating profitability of the enterprise and eventually causing its termination.

   5. Fluctuation of Oil and Gas Prices. Prices for oil and gas will fluctuate depending on international demand, production and other factors which cannot be foreseen by the Registrant. Oil is a global commodity, which has seen major fluctuations in value over the last 30 years, such fluctuations occurring in a rapid and unpredictable manner. In early 1999, the average price of oil dropped to near $10/barrel, while during year 2000 the price has been maintained above $30/barrel. The long run average price through the last 20 years has, however, been in the $18-20/barrel range. Most forecasting agencies are now placing the long run price for the coming decade in the $20-24/barrel range. There is no foreseeable shortage of oil reserves, but short term shortages in production capacity and infrastructure, tanker capacity and political factors, can and do cause price rises. These in turn trigger responses to enable demand to meet supply, which counteract such price rises over a time scale of a year or so. Therefore, the longer that prices remain elevated, the more certain it becomes that prices will eventually fall below the long run price. A decline in price may render a discovery uneconomic. Production, if any, from the Registrant's offshore and PNG properties would take some years to develop and all production will be sold under financial conditions that cannot be determined.

   This fluctuation in prices can be seen from the following table of the average monthly prices received by the Registrant for Ngatoro oil in the last 2 years.

    Month       Oil Price (US$/bbl)         Month          Oil Price (US$/bbl)
    Sep-98              $11.17
    Oct-98              $ 9.89              Oct-99               $20.14
    Nov-98              $ 9.51              Nov-99               $20.47
    Dec-98              $ 7.47              Dec-99               $20.59
    Jan-99              $ 8.79              Jan-00               $21.85
    Feb-99              $ 7.88              Feb-00               $23.59
    Mar-99              $ 9.61              Mar-00               $24.51
    Apr-99              $12.55              Apr-00               $23.07
    May-99              $13.14              May-00               $26.24
    Jun-99              $13.25              Jun-00               $28.93
    Jul-99              $15.87              Jul-00               $28.98
    Aug-99              $17.87              Aug-00               $29.74
    Sep-99              $20.03              Sep-00               $32.54

   6. Governmental Laws and Local Conditions. There is no assurance that governmental regulation will not vary, including regulations relating to prices, royalties, allowable production, environmental matters, import and export of hydrocarbons and protection of water resources and agricultural lands. The Registrant is subject to foreign governmental regulations that relate directly and indirectly to its operations including title to the petroleum interests acquired by the Registrant, production, marketing and sale of hydrocarbons, taxation, environmental matters, restriction on the withdrawal of capital from a country in which the Registrant is operating and other factors. There is no assurance that the laws relating to the ownership of petroleum interests and the operation of the business of the Registrant in the jurisdictions in which it currently operates will not change in a manner that may materially and adversely affect the business of the Registrant. There is no assurance that the laws of any jurisdiction in which the Registrant carries on business may not change in a manner that materially and adversely affects the business of the Registrant.

   7. Aboriginal Claims. Claims of aboriginal peoples in Australia, New Zealand and Papua New Guinea may adversely affect the rights or operations of the Registrant.

   * The Registrant has Permits in the Timor Sea (ACP26 and ACP 19), an area which , to the knowledge of the Registrant, is not subject to any aboriginal claims and is governed by Australian Law.

   * The Registrant has a Permit in the Zone Of Cooperation between Australia and East Timor (ZOCA) (ZOCA 96-16) an area which, to the knowledge of the Registrant, is not subject to any aboriginal claims and is governed by both The Republic of East Timor and Australia. Currently the Royalty regime in the ZOCA is being re-negotiated by the United Nations on behalf of the Republic of East Timor, and Australia. The Registrant has no control over the outcome of these negotiations in the ZOCA regarding the royalty/revenue or tax take by The Republic of East Timor.

   * The Registrant has Permits in Papua New Guinea (PPL 215, PPL 192, PPL 157, PPL 213) which has a democratic government and the local aboriginals claim is enshrined in law, which is up to a maximum of 4% wellhead royalty and 2% beneficial interest in a permit, taken from the States potential claim of 22.5% beneficial interest in the permit. To the knowledge of the Registrant, the area is not subject to any aboriginal claims

   * The Registrant has Permits in New Zealand (PEP's 38 330, 38332, 38328, 38720, 38736, 38716, 38723, 38 339, 38256 and PMP 38148) where the government has a right to either a 5% Ad Valorum Royalty or 20% accounting profits tax from which it will settle any aboriginal (Maori) claims. The Registrant is not aware of any Aboriginal claims over the area.

   8. Environmental Risks. The Registrant is subject to laws and regulations that control the discharge of materials into the environment, require removal and cleanup in certain circumstances, require the proper handling and disposal of waste materials or otherwise relate to the protection of the environment. The Registrant believes that it has conducted its business in substantial compliance with all applicable environmental laws and regulations.

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

   10. No Assurance of Earnings. The Registrant currently has only one oil or gas producing property which does not generate enough revenue to meet the Registrant's expenses. The Registrant has a limited history of earnings and there is no assurance that the business of the Registrant will be profitable. As at the end of the Registrant's third fiscal quarter dated September 30, 2000, the Registrant has an accumulated deficit of $6,824,221 and the Registrant is expected to continue incurring operating losses and accumulating deficits in future periods. This will happen because there are expenses associated with the research and exploration of PEP 38256. The Registrant cannot guarantee that it will be successful in generating revenues in the future. A failure to generate revenues will likely cause the Registrant to eventually go out of business.

   11. No Assurance of Dividends. Even if the business of the Registrant is profitable, there is no assurance the board of directors will declare dividends on common shares. The Registrant has not paid dividends at any time in its history to date and there is no assurance that the Registrant will pay a dividend at any time in the future.

   12. Effect of Taxation of Dividends on Shareholders. The register of members of the Registrant discloses that the majority of the shares of the Registrant are held of record by persons resident in the United States of America. If the Registrant should declare a dividend, a withholding tax of five percent is payable in Canada on payment of a dividend to a corporate resident of the United States of America holding more than ten per cent of the shares of the Registrant and 15% to all other residents of the United States. This may have a negative effect on those shareholders' returns from dividends, and possibly impact the price received for their shares.

   13. Marketing of Petroleum Products. The availability of products sold, or to be sold, by the Registrant may be restricted or rendered unavailable due to factors beyond the control of the Registrant, such as change in laws in the jurisdictions in which the properties of the Registrant are located, changes in the source of supply in foreign countries, prohibition on use due to testing and licencing requirements and in certain areas of the world civil disorder or governmental confiscation without compensation. Even if discoveries in commercial quantities are made by the Registrant, development of a discovery offshore or in PNG may take a number of years and financial conditions at that time cannot be determined

   14. Effect of Different Currencies for Revenue and Expenses. The Registrant holds its cash reserves and receives the majority of its revenues in US dollars, but incurs the majority of its expenses and its petroleum property expenditures in Australian and New Zealand dollars. Subsequent to the reporting date, the value of both the Australian and New Zealand currencies has depreciated against the value of the US currency to the benefit of the Registrant during that period. An increase in value of either of the New Zealand and Australian dollar versus the US dollar would have a detrimental effect to the Registrant as the Registrant's expenses incurred would, in turn, increase in US dollars. Conversely a decrease in either of the New Zealand and Australian dollars increases the value of the Registrant's cash reserves and decreases the expenses in US dollars.

   15. Inadequacy of Public Market. As of August 21, 2000 the Registrant's common shares were de-listed from trading on the OTCBB as the Registrant had outstanding comments on its initial 1934 Exchange Act registration statement from the Securities and Exchange Commission. In order to be re-listed on the OTCBB, the Registrant is required to achieve a "no comment" status with Securities and Exchange Commission There is currently no organized market within which the Registrant's common shares can be traded. If the Registrant reaches a no comment state with the Securities and Exchange Commission, the Registrant is required to thereafter maintain its status as a "reporting" issuer under the Securities Exchange Act of 1934 (the "34 Act"), in order to be traded by broker-dealers regulated by the National Association of Securities Dealers. There can be no assurance that a stable market for the Registrant's common shares will ever be developed or be sustained once developed. It should be assumed that the market for the Registrant's common shares will continue to be somewhatilliquid, sporadic and volatile. These securities should not be purchased by anyone who cannot afford the loss of the entire investment. If the Registrant fails to achieve a "no comment" status with the Securities and Exchange Commission, the Registrant's shareholders may not be able to sell their shares in the public market within the United States. There can be no assurance that the Registrant can or will obtain or maintain such status.

   16. Consequences of Failure to Satisfy Prescribed Permit or License Terms and Conditions.

   * In all cases, the terms and conditions of the permit or license granting the right to the Registrant, or the party from which the Registrant acquired, the right to explore for, and develop, hydrocarbons prescribe a work program and the date or dates before which such work program must be done.

   * Varying circumstances, including the financial resources available to the Registrant and reliance on third party operators of permits and licenses, or circumstances beyond the control or influence of the Registrant may result in the failure to satisfy the terms and conditions of a permit or license and result in the complete loss of the interest in the permit or license without compensation to the Registrant.

   * Such terms and conditions may be renegotiated with applicable regulatory authorities, but there is no assurance that if a term or condition of a license or permit that is required to be satisfied has not been met, that such term or condition will be renegotiated with the applicable authority.

   17. Dilution. The Registrant's Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock. The Registrant's Board of Directors has the power to issue any or all of such shares that are not yet issued without stockholder approval. The Registrant's Board of Directors will likely issue some or all of such shares to acquire further capital in order to carry out its intended operations or expand its current operations, or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of the Registrant's common shares. If the Registrant does issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of the Registrant.

   18. No Title Insurance. The Registrant does not maintain title insurance over its permits.

   19. Dealings With Associated Companies. The Registrant has acquired interests in some petroleum properties with, or from, or transferred interests to, other companies or their respective subsidiaries, being Trans-Orient Petroleum Ltd., Durum Cons. Energy Corp., Gondwana Energy Ltd. and AMG Oil Ltd., which have common or connected management, and the same principal shareholder. The percentage participation of the Registrant and another associated company in a property is determined by the boards of directors of each such company in accordance with the best business judgment of the board based on the assessment of the relative requirements and abilities of the companies to participate and applicable law. Persons who are not willing to rely on the exercise of judgment by the respective boards of directors in determining the participation in properties should not consider an investment in the shares of the Registrant or of other associated companies. See ITEM 2-DESCRIPTION OF PROPERTY, ITEM 10-DIRECTORS AND OFFICERS OF REGISTRANT AND
   ITEM 13-INTERESTS OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.


GLOSSARY


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

ITEM 2.   DESCRIPTION OF PROPERTIES

General

   * Except for PMP 38148, which is a Production Mining Permit in New Zealand, the properties of the Registrant are exploration Permits or Licences and have no proven hydrocarbon reserves.

   * exploration Permits or Licenses have work obligations described below.

   * At the date of this amended Form 10K/A, the Registrant has no encumbrances, liens or mortgages on the properties, except:

   (a) for the royalties payable from oil & gas production achieved on the assets acquired from Trans-Orient Petroleum Ltd.

   (b) The royalty owing back to Trans-Orient Petroleum Ltd is 1% on the properties acquired from Trans-Orient Petroleum Ltd. in Papua New Guinea and Australia and 2% on the New Zealand properties, except for a pool of a one kilometre radius around the Kereru-1 well in PEP 38328, where the royalty is to be 5%.

   (c) A Right of Participation exists in favor of Lonman Pty Ltd, and applies over the Registrant's interest in AC/P 19 and AC/P 26. Lonman may, prior to the first well or farm-in to the first well, exercise an option to acquire 5% of the Registrant's interest by repayment of past costs and contribution pro-rata to ongoing costs. Alternatively, if a farmout at a premium is made to a third party prior to the first well, Lonman shall be granted a Carried to Production equity amounting to 5% of the premium in such farmout. Lonman will be required to repay all past costs associated with this equity out of its share of production revenue.

   For definitions of technical terms used in the description of properties, see the Glossary of Industry Terms at the end of ITEM 1. BUSINESS.

The following properties which are discussed in this ITEM 2,


Property         Location                          Working Interest

PEP 38330        East Coast Basin, New Zealand        28.05% [1]
PEP 38335        East Coast Basin, New Zealand        25.0%
PEP 38328        East Coast Basin, New Zealand        62.5% [1]
PEP 38332        East Coast Basin, New Zealand        62.5% [1]
PMP 38148        Taranaki Basin, New Zealand          5.0%
PEP 38736        Taranaki Basin, New Zealand          100.0%
PEP 38716        Taranaki Basin, New Zealand          12.4%
PEP 38720        Taranaki Basin, New Zealand          100.0% [1]
PEP 38723        Taranaki Basin, New Zealand          36.0% [1]
PEP 38339        Clarence Basin, New Zealand          100.0% [1]
PEP 38256        Canterbury Basin, New Zealand        20.0% [1]

AC/P19           Offshore Timor Sea, Australia        65.0% [1]
AC/P31           Offshore Timor Sea, Australia        65.0% [1]
AC/P26           Offshore Bonaparte Basin, Timor Sea  35.0%
ZOCA 96-16       The Timor Gap Zone of Cooperation    10%

PPL 192          Onshore Papua New Guinea Foreland    20.0% [1]
PPL 215          Onshore Papua New Guinea Foreland    40.0% [1]
PPL 157          Onshore Papua New Guinea Foreland    7.5%
PPL 213          Onshore Papua New Guinea Foreland    5%

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

(ii) prior to November 29, 2001, evaluate the results of the exploration well well drilled during the second year and either commit to a satisfactory work program for the remainder of the permit term or surrender the permit.

   PEP 38335 is in good standing with respect to its current work commitments. The Registrant and its partners acquired fourteen miles of new seismic in January 2000, over the Waitaria and Kaiponi structures. A well is being planned for drilling in late 2000.

   For work planned to be done before December 31, 2000 on PEP 38335 See ITEM
1. BUSINESS - Plan of Operations.

Petroleum Exploration Permit PEP 38328 (62.5%)

   The participants in the permit are the Registrant (62.5%)and Boral Energy Resources Limited (37.5%)The Registrant is the operator. The permit area is 785,000 acres (1,226 square miles). The permit was granted on July 1, 1996.

   The conditions of the first year of the permit were satisfied by drilling the Kereru-1 well in 1996 which recorded some gas shows, but was plugged and abandoned without testing.

   Through the past acquisition of nearly 200 miles of new seismic, reprocessing of over 200 miles of existing seismic and the completion of a variety of geological studies, a number of exploration leads and prospects have been identified. These include an anticline feature in the north of PEP 38328 (the Mai Mai Prospect), anticlinal features in the coastal area around and south of Napier (the Napier Lead, the Whakatu Prospect and the Haumoana Lead), and several features near the border of the two permits (the Rosearl Leads).

   During the year the Registrant and its partner concentrated their exploration efforts within this permit on three prospects: the Napier, Whakatu and Mai Mai by collecting 25 miles of new seismic data over these areas. Subsequent processing and mapping of the seismic confirmed the Whakatu Prospect, located near the city of Hastings, as a drillable prospect with the other prospects also considered as possible future drilling sites. The Whakatu-1 well was then drilled during January and February 2000 to test a large anticlinal structure located near the city of Hastings The well was drilled to a total depth of 4800 feet; and although there were some hydrocarbon indications during drilling, electric logging of the well did not reveal any reservoir zones worthy of flow testing, The. Whakatu-1 well was, therefore, plugged and abandoned in early February. The permit area has ongoing exploration potential, and other prospects and leads will be reviewed in the light of the results of Whakatu-1 before any further exploration program is defined.

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

Petroleum Exploration Permit PEP 38332 (62.5%)

   PPL 38332 was granted on June 24, 1997. The other participant is Boral
Energy Resources Limited. (37.5%)The Registrant is the operator. The permit area is situated immediately south of PEP 38328 and is 999,700 acres in area.

   Through the past acquisition of nearly 68 miles of new seismic, reprocessing of over 100 miles of existing seismic and the completion of a variety of geological studies, a number of exploration leads and prospects have been identified. During the year, the Registrant and the other participants acquired a further 43 miles of seismic data over the Tukipo Lead and other areas. Subsequent processing and mapping of the seismic have ruled out the Tukipo Lead as a favorable drilling prospect. The Boar Hill Prospect which has been defined by earlier seismic mapping is being considered as a possible drilling target by the permit participants, as also are a number of seismic and surface geology leads, including Speedy, Waewaepa and Oparae A further four mile seismic line was acquired over Speedy in January 2000, and confirmed a closed structure, which is now being considered for drilling to about 3000 feet depth in mid 2000.

   The Registrant and the other participant have completed the work program required for the first two and a half years, and have made the permit commitment required by December 24, 1999 to drill one exploration well prior to June 24, 2000, or surrender the permit. Other participants may be sought to fund drilling.

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

New Zealand, Onshore Canterbury Basin, South Island

Petroleum Exploration Permit 38256 (20%)

   The Canterbury Basin is located both onshore and offshore in the area surrounding Christchurch, on the east coast of the South Island. The total area of the Canterbury Basin is about twelve million acres with the 2,760,120 acre (4,312.7 square miles) PEP 38256 covering most of the onshore area. The sediments in the Canterbury Basin range in age from Early Cretaceous to Quaternary. The participants in this permit are the Registrant , Orion Exploration Limited, AMG Oil Ltd., Magellan Petroleum Australia Ltd. and Durum Energy Cons. Ltd.

PEP 38256 was granted on August 25, 1997 to the Registrant and to Trans-Orient Petroleum Ltd.

   The Registrant and Trans-Orient Petroleum Ltd. by agreement dated June 25, 1998 optioned up to 80% of the permit to AMG Oil Ltd. In August 1998 AMG Oil Ltd. earned 30% of the permit by paying the cost of a 120 mile seismic survey. To earn an additional 50%, AMG was required to elect before December 4, 1998 to pay the cost of any additional seismic required to define two drilling prospects and to pay the dry hole costs of drilling two wells to a maximum of about US$2,100,000. The option agreement was modified by three subsequent agreements dated December 3, 1998, October 26, 1999 and February 23, 2000 which extended the period of time in which the AMG must exercise its option to acquire up to a further 50% interest in the 38256 permit area to June 16, 2000. Additionally, the February 23, 2000 amendment provided AMG with an option to earn up to an additional 50% in PEP 38256 from the Registrant by funding all expenditure including an agreed program of seismic work leading up to and including the drilling of two exploration wells. In June 2000 AMG Oil Ltd. exercised its option to acquire a further 50 % and thereby own an 80 % interest in the permit area by funding all the costs associated with the drilling of two exploration wells on the PEP 38256 permit. After exercising the option AMG Oil Ltd. proceeded to pay for the costs of the drilling by further farmouts of its 80% to Orion Exploration Limited, Durum Energy Cons. Ltd. and Magellan Petroleum Australia Ltd

   In February 1999, The Registrant and its joint venture partners completed a 165 mile 2D seismic program as a second stage follow up survey to the joint venture's earlier 120 mile seismic survey. The second phase of seismic surveys were paid solely by AMG Oil Ltd. Field sampling and laboratory analysis has identified several potential source and reservoir rock sequences.

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

On October 19, 2000 the joint venture spudded the Ealing-1 well. On November 1, 2000 it was announced by the Registrant that the Ealing-1 exploration well in permit PEP 38256 in had reached its TD of 1696m (5565 feet) and electric logging of the well was in progress. The main objective sandstones were encountered near the predicted depth and are well developed, but there is no evidence for commercial hydrocarbons. The well was plugged and abandoned, and preparation was being made to move the rig to the Arcadia-1 location, about 70 miles to the north. By drilling the Ealing-1 well, the participants have completed all work required under the permit conditions, which included, the drilling of one exploration well.

On November 13,2000 the Registrant announced that the Arcadia-1 well had spudded.

   For work planned to be done before December 31, 2000 on PEP 38256 and its estimated cost, see ITEM 1. BUSINESS-Plan of Operations.

Petroleum Exploration Permit PEP 38339, Cook Strait (100%)

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

   Before February 26, 2000 the Registrant is required to reprocess available offshore seismic data and collect additional gravimetric data, conduct rock sampling and evaluate the database to define the basin structure and identify prospects and leads for further evaluation. Before November 26, 2000, the Registrant is to collect and interpret a minimum of 12 miles of onshore seismic data and 30 miles of offshore seismic data. Any additional seismic data required to identify a drilling prospect is to be collected by May 2001 and a well is to be drilled before November 26, 2001. A work program for the remainder of the permit is then to be submitted for approval.

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

Year  Oil Sales (bbl)  Oil Revenue (US$)  Gas Sales( 000 scf)  Gas Revenue (US$)

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

Petroleum Prospecting License PEP 38736 (100%) (includes the area formerly held under PPL 38706)

   The Registrant has a 100% participating interest in Petroleum Exploration Permit 38736 ("PEP 38736") which was granted on July 14, 1999. The Registrant had a 7.75% participating interest in Petroleum Prospecting License 38706 ("PPL 38706") with Fletcher Challenge Energy Ltd. ("Fletcher Challenge"), as the operator, holding the remaining 92.25% participating interest. PPL 38706 required the participants to complete a work program including reprocessing 300 kilometers of seismic data by July 31, 1999 and drilling one exploration well by July 31, 2000. However, Fletcher Challenge relinquished its interest in PPL 38706 and as a result, the Registrant was permitted to add the acreage of PPL 38706 as part of PEP 38736, subject only to a slight increase in the work program required under PEP 38736.PEP 38736 now requires the Registrant to complete a work program including the following

    (i) prior to January 14, 2002, acquire, process and interpret eight kilometers of seismic data or equivalent 3D seismic data, reprocess ten kilometers of seismic data, and either commit to complete the next stage of the work program detailed below in (ii) or surrender the permit; and

    (ii) prior to July 14, 2002, drill one exploration well and either commit to a satisfactory work program for the remainder of the permit term or surrender the permit.

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

Petroleum Exploration Permit PEP 38720 (100%)

   PEP 38720 was granted on September 2, 1996. The permit is approximately 6,322 acres in area. The Registrant has completed the work program of seismic data collection, seismic reprocessing and modeling and reservoir engineering studies on offset wells required for the first two and a half years. The remaining work program required the Registrant to drill one exploration well prior to September 2, 1999 and either commit to a satisfactory work program for the remainder of the permit term or surrender the permit. The Clematis-1 well was spudded in early December 1999 to test the shallow potential of the Waitoriki Structure. Clematis -1 well reached its Target Depth of 5900 feet on December 20, 1999. Following a review of electric logs from the well, the decision was made to plug and abandon the well, as it was not considered that any zones would flow hydrocarbons at commercially viable rates. At some later date, the structure's major gas potential in the deeper play zones to 13,000-foot depth are planned to be tested with a deep well.

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

Petroleum Exploration Permit PEP 38723 (80%)

   PEP 38723 was granted on October 30, 1997. The other participant in this permit is Gondwana Energy Ltd. (20.0%). The Registrant is the operator. The permit is 19,783 acres in area.

   The Registrant and the other participant has completed the work program required, which included reprocessing and interpreting a minimum of 30 miles of seismic data. On June 2, 1999, the Ministry approved a change in conditions of the Permit such that the remaining work program requires the participants to collect a minimum of 5 miles of 2D seismic data prior to April 30, 2000 and either commit by April 30, 2000 to drill an exploration well by October 30, 2000 or surrender the permit. The Registrant has committed to the new stage of the seismic, which will be acquired in April 2000 over the Ratapiko Prospect. The

Ratapiko Prospect is a combination trap with the main target being Mt Messenger sandstones between 3,500 and 4,600 ft.


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

   The Company has also committed to purchase 20 sq. miles of 3D seismic from PGS Ltd. to further define prospects and identify new leads.

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

Permit AC/P26, Offshore Bonaparte Basin, (35%)

   Permit AC/P26 was granted under the Petroleum (Submerged Lands) Act 1967 on February 25, 1997 for a term of six years. The participants in the permit are the Registrant (35.0%), West Oil N.L. (30.0%) and Mosaic Oil N.L. (35.0%). Mosaic Oil N. L. is the operator. The permit is situated in the Timor Sea on the eastern flank of the oil-rich Vulcan Graben, about 120 miles offshore from the Western Australia coastline and is administered by the state government of the Northern Territory, Australia. The water depth is about 300 feet. The permit area is 101,250 acres

   The Vulcan Basin is a northeast-trending, fault bounded to the northwest and the southeast by the high blocks of the Ashmore Platform and the Londonderry High. The basin is characterized by several prominent troughs and a horst and graben terrain. The grabens lie in an echelon distribution along the flanks of the basin. Pre-rift, rift, sag and collision phases are recognized in the structural and stratigraphic development of the area. Up to 30,000 feet of Upper Permian to Cenozoic sediments occur in the Basin. For the most part, Jurassic sediments are not present on the Londonderry High and Ashmore Platform.

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

Timor Gap Zone of Cooperation

Zone of Cooperation Area A Block 96-16, Australia and Indonesia (10%)

   The participants in this permit are Phillips Petroleum (66%), Norwest Energy NL (14%), West Oil NL (10%), and the Registrant (10%).

   The Timor Gap Zone of Cooperation was established in 1989 by treaty between Indonesia and Australia in settlement of a dispute between the two countries during the 1980's regarding the boundary between their respective economic zones, which had halted all exploration of this prospective area. ZOCA 96-16 lies within Area A of the Zone of Cooperation, which is now administered by the Australia-United Nations ( on behalf of the Republic of East Timor) Joint Authority.

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

Year of Contract     Description of Work         Estimated Cost (US$)

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

   The work prescribed for the first three years has been completed. The Registrant has paid its one-third share of the above costs. The requirements of the remaining work program are as follows:

    (i) prior to November 14, 2000, complete a work program which includes seismic data review, or surrender the permit; prior to November 14, 2001, drill one exploration well, or surrender the permit; and

    (ii) prior to November 14, 2002, complete a work program which includes seismic data review, or surrender the permit.

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

   After recovery of investment credits for exploration and capital costs and of operating costs, the value of production, if any, of petroleum is to be divided as follow:

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

Offshore Gippsland Basin, Bass Strait Permit VIC/P-39 (33.33% relinquished in
1999).

   After extensive geological and geophysical work in this permit the participants determined that there is a lack of sufficient prospectivity in this permit area. This conclusion has resulted in the Joint Venture's formal offer to surrender the permit. The Joint Venture awaits a response from the Federal Government of Australia.

PAPUA NEW GUINEA

Petroleum Prospecting Licence PPL 192 (60%)

   PPL 192 was granted in on January 28, 1997. The participants in the permit are the Registrant (60%), , Durum Cons. Energy Corp. (20%) and Mosaic Oil Niugini Pty. Ltd. (20%). The Registrant is the operator.

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

   The Kamu Seismic Survey has met the license requirement to acquire 30 miles of seismic in Year 3. The remaining work program requires the participants to complete the following:

    (i) prior to January 28, 2001, complete a work program which includes drilling one exploration well. In addition, the participants must commit to a minimum work program prior to November 28, 2000 for the fifth and sixth years, or surrender the permit;

    (ii) prior to January 28, 2002, complete a work program which includes acquiring 240 miles of new 2D or equivalent 3D seismic data; and

    (iii) prior to January 28, 2003, complete a work program which includes drilling a second exploration well.

   Farm-in parties will now be sought to assist in funding the drilling of one of the prospects in late 2000.

   For work planned to be done before December 31, 2000 on PPL 192 and its estimated cost, see ITEM 1. BUSINESS-Plan of Operations.

Petroleum Prospecting Licence PPL 215 (80%)

   PPL 215 was awarded in May 1999. The participants in the permit are the Registrant holding 80%, and Mosaic Oil of Australia with 20%. The Registrant is the operator. The PPL 215 license covers approximately 600,000 acres situated in the lightly explored Papuan Basin Foreland, and adjoins the Registrant's PPL 192 permit.

   With regard to the work program on the permit, the Registrant and the other participant is required to complete the following:

    (i) prior to May 7, 2001, complete a work program which includes reprocessing 120 miles of existing seismic data. In addition, the participants must commit to a minimum work program prior to March 7, 2001 for the third and fourth years, or surrender the permit;

    (ii) prior to May 7, 2003, complete a work program which includes acquiring, processing and interpreting 60 miles of seismic data. In addition, the participants must commit to a minimum work program prior to March 7, 2003 for the fifth and sixth years, or surrender the permit; and

    (iii) prior to May 7, 2005, complete a work program which includes drilling one exploration well.

   The seismic program conducted in PPL 192 during fiscal 1999 included the acquisition of 18 miles of seismic in PPL 215, to evaluate the Aiema Lead area, which counts towards part fulfillment of the Year Three seismic obligation.

   For work planned to be done before December 31, 2000 on PPL 215 and its estimated cost, see ITEM 1. BUSINESS-Plan of Operations.

Petroleum Prospecting License 157,

   The participants in the license are Santos Ltd. (35.25%), as the operator, Omega Oil N.L. (15%), Carnarvon Petroleum N.L. (15%), Bligh Oil & Minerals N.L. (7.25%), the Registrant (7.5%) and SPI Ltd. (20%).

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

Petroleum Prospecting License 213 (5%)

   The participants in the permit are Santos Ltd. (35%), as the operator, Woodside Petroleum Ltd. (25%), First Australian Resources N.L. (8.25%), Bligh Oil & Minerals N.L. (7.5%), Highland Petroleum Pty Ltd (5.63%), Lakes Oil N.L. (5%), Victoria Petroleum N.L. (4.08%), Farpuri Ltd (2.5%), the Registrant (5%) and TPEX Exploration (PNG) Pty Ltd. (2.04%). PPL 213 was granted on February 11, 1999 for an initial term of six years. The permit area is approximately 900,000 acres.

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

   The Registrant and the other participants have completed the work program required for the first year of PPL 213 by drilling the Tumuli-1 exploration well. The remaining work program requires the participants to complete the following:

    (i) prior to February 11, 2001, complete a work program which includes reprocessing existing seismic data and acquisition of 30km of geotraverse data. In addition, the participants must commit to a minimum work program prior to December 11, 2000 for the third and fourth years, or surrender the permit;

    (ii) prior to February 11, 2003, complete a work program which includes drilling a second exploration well. In addition, the participants must commit to a minimum work program prior to December 11, 2003 for the fifth and sixth years, or surrender the permit; and

    (iii) prior to February 11, 2005, complete a work program which includes drilling a third exploration well.

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


                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Price of and Dividends on the Registrant's Common Equity

   The shares of the Registrant traded on the Vancouver Stock Exchange ("VSE") in Vancouver, British Columbia, Canada until September 12, 1996. Beginning in January, 1996 the shares of the Registrant traded on the OTC Bulletin Board ("OTCBB") under the symbol "INDX". Summary trading by quarter for the two most recently competed fiscal periods ending December 31, 1999 and additional summary trading by fiscal quarter up to the date the Registrant's common shares were de-listed from the OTCBB on August 21 2000.

Year and
Quarter                     High(1)               Low(2)

1998
First Quarter               3.563                 2.406
Second Quarter              3.000                 1.492
Third Quarter               1.813                 0.563
Fourth Quarter              1.031                 0.6875

1999
First Quarter               1.281                  .42
Second Quarter              1.25                   .5625
Third Quarter                .781                  .50
Fourth Quarter               .656                  .3125

2000
First Quarter                .905                  .3125
Second Quarter               .63                   .32
Third Quarter (3)            .95                   .125


(1) OTCBB quotations may reflect interdealer prices, without retail markup, markdown or commission and may not necessarily reflect actual transactions.
(2) The source for the quotations listed between the first quarter 1998 until the first quarter 2000 is found at the OTCBB's own website located at www.otcbb.com. All quotes thereafter are from the Canada Stockwatch website located at www.canada-stockwatch.com.
(3) quotations are provided until the date the Registrant's shares were de-listed from trading on the OTCBB. On August 21,2000 the National Association of Securities Dealers (the "NASD") removed the Registrant's Common Shares from trading on the OTCBB because the U.S. Securities and Exchange Commission (the "SEC") staff had outstanding comments from October 30, 1998, regarding the Registrant's SEC Form 10 registration statement. From August 20, 2000 until present the Registrant's Common Shares have not traded on an organized market.

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

Recent Sales of the Registrant's Securities

   No securities were issued by the Registrant during the 1999 fiscal year.

Subsequent Event

   As part of the consideration to be paid by the Registrant to Trans-Orient Petroleum Ltd. for the purchase of Trans-Orient Petroleum Ltd.'s Assets, the Registrant issued 4,184,224 Units. Each Unit consists of one common share and one "A" Warrant. Each "A" Warrant will entitle the holder to purchase one additional common share of the Registrant in consideration for $0.50 per common share exercisable up to the end of business on the date which is one year from their issuance and thereafter for $0.75 per common share up to the close of business on the date which is two years from the date of issuance. Upon the exercise of the "A" Warrants by Trans-Orient Petroleum Ltd. and subject to a commercial discovery having occurred on the Assets, the Registrant shall issue to Trans-Orient Petroleum Ltd. one "B" Warrant for each "A" Warrant exercised. The "B" Warrants shall be exercisable at a price of $1.50 for a period of one year from the date of issue of the "B" Warrants. The securities were issued pursuant to the exemptions from registration under the 1933 Securities Act contained with Regulation S (Rules 901-905).


Rights to Acquire Common Shares on Exercise of Options

   No options to acquire the common shares of the Registrant were issued during the fiscal year ending December 31, 1999. At the Annual General Meeting of Shareholders held in June 1998, the Registrant did receive approval to grant options to directors, officers and employees. In March 1999 the registrant announced that it intended to cancel all previously granted but unexercised options and grant directors, officers and employees new options to acquire 5.6 million common shares in the capital stock of the Registrant at a price of US$0.85 per share. The plan to grant options to directors, officers and employees to acquire up to 5.6 million Common Shares of the Registrant at $0.85 was not carried out by the Registrant and the previously issued options were not cancelled. The Registrant did not carry out the plan as management later determined that it was not in the best interests of the Registrant to grant the options while the final results of from the ongoing Huinga-1 exploration well had not yet been made public. The previously issued options that were not cancelled were allowed to expire unexercised in May and October of 2000.

Subsequent Event

On July 10, 2000 the Registrant announced that the Board of Directors approved the granting to directors, officers, employees and consultants of options to acquire up to 3,668,000 common shares of the Registrant at an exercise price of $.50 per share. The exercise price was determined by calculating a 15% discount from the 10-day trading average prior to the date of granting. Additionally, further options were granted to two directors to acquire up to 2,000,000 common shares of the Registrant at an exercise price of $.60 per share. The exercise price was determined by calculating the 10-day trading average prior to the date of granting.

Rights to Acquire Common Shares on Exercise of Warrants

   No warrants to acquire the common shares of the Registrant were issued during the fiscal year ending December 31, 1999. The names, holdings, exercise price and expiry date of outstanding warrants to purchase common shares of the Registrant are as follows:


Name                  Number of Share               Purchase     Expiration
                      Purchase Warrants [1]         Price        Date

Tracy Godoy[2]          160,000                      $.40        05/27/01
Alex Guidi[2]           494,000                      $.40        05/27/01
Peter Loretto[3][2]     146,000                      $.40        05/27/01
                      1,000,000                      $.40        07/03/01
Tanya Loretto[2]        150,000                      $.40        05/27/01

[1] In the year ended December 31, 1999, no warrants to acquire shares were exercised.

[2] During the 2000 fiscal year the Registrant amended the exercise price from Cdn. $.90 to US$.40 and extended the expiry date from May 27, 2000 to May 27, 2001.

[3] During the 2000 fiscal year the Registrant amended the exercise price at which the holder may exercise his warrant from Cdn. $.90 to US$.40 and extended the expiry date from 07/03/00 to 07/03/01.

Subsequent Event

A part of the purchase price paid to Trans-Orient Petroleum Ltd. for the purchase of its assets, the Registrant issued, on March 29, 2000, 4,184,224 "A" Warrants. Each "A" Warrant will entitle the holder to purchase one additional common share of the Registrant in consideration for $0.50 per common share exercisable up to the end of business on the date which is one year from their issuance and thereafter for $0.75 per common share up to the close of business on the date which is two years from the date of issuance. Upon the exercise of the "A" Warrants by Trans-Orient Petroleum Ltd. and subject to a commercial discovery having occurred on the Assets, the Registrant will issue to Trans-Orient Petroleum Ltd. one "B" Warrant for each "A" Warrant exercised. The "B" Warrants shall be exercisable at a price of $1.50 for a period of one year from the date of issue of the "B" Warrants.

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

                            1999               1998               1997               1996               1995[1]            1995[2]
Current assets            $ 6,408,980         $ 9,047,114       $10,872,800         $ 9,597,265        $ 1,024,635    $    575,210
Investments                   740,000           1,500,000              -                   -                  -               -
Pet. & Gas                  3,656,224           2,819,946         1,929,839           1,113,928             60,438          10,320
Prop. & Equip                 143,961             134,076           115,244              34,933              6,150            -
Incorp costs                     -                   -                 -                   -                   867             867
Total assets               10,949,165          13,501,136        12,917,883         10,746,126           1,092,090         586,397
Share capital              18,245,867          18,253,992        18,376,476         15,512,578           4,993,739       4,397,920
Deficit                    (7,644,685)         (6,471,552)       (5,591,864)        (4,853,487)         (3,968,214)     (3,824,570)
Cum. comp. adjustment          70,000           1,561,800            87,567               -                   -               -
Gross rev.                    673,609             684,765           870,059            426,432              38,980          25,768
Net loss                   (1,173,133)           (879,688)         (738,377)          (885,273)           (143,644)        (50,706)
Other comp.
 income (loss)             (1,491,800)          1,474,233            87,567               -                   -               -
Comp. income
 (loss)                    (2,664,933)            594,545          (650,810)          (885,273)           (143,644)        (50,706)
Net Loss per Share              (0.04)              (0.03)            (0.03)             (0.04)              (0.01)          (0.01)

[1]   For the eleven month period ended December 31, 1995.
[2]   For the year ended January 31, 1995.

Exchange Rates

   On December 31, 1999 the buying rate for Canadian dollars was US$1.00: Cdn $1.4433. The following table sets out the buying rate for Canadian dollars for the period indicated. Rates of exchange are obtained from the Bank of Canada and believed by the Registrant to approximate closely the rates certified for customs purposes by the Federal Reserve Bank in New York.

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

Liquidity

   As of December 31, 1999 the Registrant had $6,130,997 in working capital as compared with $8,890,218 as of December 31, 1998 and $10,827,096 as of December 31, 1997. For the upcoming fiscal year, the Registrant does not have sufficient capital to satisfy all the capital expenditures which are necessary to satisfy the prescribed work commitments contained within the Registrant permit license grants and joint venture agreements see ITEM 1 BUSINESS- Plan of Operations. In the event that the Registrant does not farm-out major capital expenditures or renegotiate or reschedule commitments, the required permit expenditures for the upcoming fiscal year will, if fully committed to, exhaust the Registrant's current working capital with the result that the Registrant will not have sufficient working capital to continue its operations without further infusions of capital. The production revenue and interest income which the Registrant receives is not sufficient to satisfy the Registrant's operating expenses and as such these revenues will not improve the Registrant's anticipated deficiency in working capital. In order to satisfy the required capital expenditures for the upcoming fiscal year, the Registrant will need to raise additional capital from outside sources, or to farm-out capital expenditures, or to reschedule commitments. The Registrant relies on its ability to raise additional capital through the issuance of common shares, which has a dilutive effect on the Registrant's shareholders. It is uncertain whether the Registrant will be able to secure outside sources of capital in an amount that is sufficient for it to continue with its current operations on its permits. The Registrant's current plan is to endeavor to enter into farm out arrangements with third parties to reduce its capital exposure on exploration drilling programs The Registrant may also reschedule commitments and/or withdraw and/or dispose of some or all of its permit interests in order to reduce the capital requirements attributable to the Registrant. Subsequent to the reporting date, the Registrant has met all permit commitments, either by direct funding or by farm-out of parts of its permit interests to third parties, and has commenced investigation of the possibility of raising additional capital in Australia (subject, of course, to meeting all regulatory requirements in all applicable jurisdictions) to meet all capital commitments in fiscal 2000. Accordingly, the Registrant's working capital has only reduced to approximately $2.5 million at November 2000

Capital Resources

   For a description of the Registrant's material capital commitments for the upcoming fiscal year see ITEM 1 BUSINESS- Plan of Operations. The Registrant has no other anticipated capital expenditures of a material amount.

The Registrant's capital resources have been comprised primarily of private investors, including members of management, who are either existing contacts of the Registrant's management or who come to the attention of the Registrant through personal and business contacts, financial institutions and other intermediaries. Conventional bank financing of exploration projects is generally unavailable to resource companies which are in the exploration stage, in the absence of significant producing properties which can be used as collateral. The Registrant's producing property ( PMP 38148) is of too small a scale to be used for such purpose, and the Registrant does not intend that it be used for such purpose. The Registrant's access to capital is always dependent upon general financial market conditions, especially those which pertain to venture capital situations such as oil and gas exploration companies. The Registrant has no agreements with management, investors, shareholders or anyone else respecting additional financing at this time. Due to the speculative nature of the Registrant's business and its lack of revenue generating assets, potential investors are generally limited to those willing to accept a high degree of risk. Therefore the number of outside sources of capital for the Registrant are somewhat limited. Other than the foregoing, there are no other trends in the nature of its capital resources which could be considered predictable.

Anticipated Total Work Obligation Before December 31, 2000
(As at 31 December 1999)

Property         Description of Work              (US$)       Source of funds

Developed
PMP 38148        Workovers of Ngatoro-1/-9/-11      51,250    Ngatoro oil and
                                                               gas revenue

Undeveloped
PEP 38330        Seismic acquisition & studies      10,250    Funded by Working
                                                              Capital
PEP 38335        Seismic acquisition and 1 well    292,250    Working capital
                                                              and farmout
PEP 38328        Drill Whakatu-1 well & studies    432,750    Funded by Working
                                                              capital
PEP 38332        Seismic acquisition and 1 well    376,250    Funded by Working
                                                              capital
PEP 38736[1]     Seismic acquisition & studies     131,000    Funded by Working
                                                              capital
PEP 38716        Administration & geological        19,500    Funds in Joint
                 studies                                      Venture
PEP 38720        Well review & 3D seismic           65,000    Funded by Working
                 data purchase                                capital
PEP 38723        Seismic acquisition and 1 well    604,000    Funded by Farmout
PEP 38339        Marine seismic acquisition         80,500    Renegotiated/not
                                                              required
PEP 38256        Drill 1 well                      868,750    Funded by Farmout
AC/P19           3D seismic data purchase          103,000    Funded by Working
                                                              capital
AC/P31           Administration & geological         8,000    Funded by Working
                 studies                                      capital
AC/P26           Administration & geological        18,000    Funded by Working
                 studies                                      capital
ZOCA 96-16       Drill 1 well (carried through      22,500    Funded by Working
                 cost) & admin                                capital & Farmout
PPL 192          Drill 1 well                    3,000,000    Deferral until
                                                              funded by farmout
PPL 215          Administration & geological        67,500    Funded by Working
                 studies                                      capital
PPL 157          Administration & geological        15,000    Funded by Working
                 studies                                      capital
PPL 213          Administration & geological         9,000    Funded by Working
                 studies                                      capital
                                                 -------------------------------
     TOTAL                                      $6,174,500

   All projects have already been funded (mostly by farmout) for the year, with the exception of the well to be drilled in PPL192, for which a deferral has been sought to obtain funding by way of farmout.

   The total amount of commitment expenditure, listed above, funded from working capital was approximately $1,400,000. In addition, the well in PEP 38332 required a remedial sidetrack operation which cost approximately $400,000 more than the stated commitment.

   The significant commitments for the next [6-12 months to mid 2000] to be funded are as follows:

Property         Description of Work              (US$)       Source of funds

Developed
PMP 38148        Exploration well GO880            650,000    Farmout 75%/
                 (and completion)                             revenue and
                                                              working capital

Undeveloped
PEP 38256        Drill 1 well - Arcadia-1          220,000    Already fully
                                                              funded by Farmout
PEP 38723        Drill 1 or 2 wells - Ratapiko-1   500,000    Already fully
                                                              funded by Farmout
PEP 38335        Drill 1 well - Waitaria-2         225,000    Working capital
                                                              and farmout
PEP 38330        Drill 1 well - Waingaromia-1      125,000    Funded by Working
                                                              Capital
PPL 192          Drill 1 well - Douglas-1        3,000,000    To be fully funded
                                                              by farmout
PEP 38736        Drill 1 well - Kahili-1         1,000,000    To be funded by
                                                              Farmout
AC/P26           Drill 1 well - Anson West-1     1,750,000    To be fully funded
                                                              by farmout

   For anticipated source of funds for capital expenditures, see 'Liquidity' above.

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

   Revenues for the year ended December 31, 1999 were $658,783 compared with $684,765 for the year ended December 31, 1998 and $870,059 for the year ended December 31, 1997. The revenue figures reported by the Registrant include both production revenues and interest income earned on the Registrant's cash and short-term deposits.

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

   Production revenue for the year ending December 31, 1999 was $314,698 compared with gross 1998 production revenue of $234,168. The increase is due to a rise in the average oil sale price of US$4.30 per barrel of oil to US$15.30 per barrel, partially offset by a fall in production volume from 20,629 barrels to 19,786 barrels. The above includes revenue from gas production of $12,634 (year ended December 31, 1998: $9,247).

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

   As a result of the Registrant's recent acquisition of Trans-Orient Petroleum Ltd.'s exploration assets, the Registrant anticipates that:

    (1) There should be no change in cost of acquisition subsequent to the acquisition of Trans-Orient's assets
            There should be no significant change in other costs as a result of the acquisition, apart from some small increase in Registrant administration costs, which should be less than US$50,000, and

    (2) The Registrant will incur approximately $675,840 in additional exploration commitment in fiscal 2000 which are attributable to the permit interests acquired from Trans-Orient Petroleum Ltd.

   Depletion and amortization expense for the year ended December 31, 1999 was $176,855. For the year ended December 31, 1998 the depletion and amortization expense was $148,875 and for the year ended December 31, 1997 was $97,827.

   General and administrative expenses for the year ended December 31, 1999 were $517,671. For the year ended December 31, 1998 the general and administrative expenses were $563,480 and for the year ended December 31, 1997 were $1,247,569.

Interest Expense

   The Registrant finances its business primarily from the issuance of common shares and to a lesser extent from the receipt of petroleum revenues from its interest in the Ngatoro oil field, New Zealand. The Registrant has not effected any borrowing and has consequently not incurred any interest expense.

Interest Income

   Interest income for the year ended December 31, 1999 was $344,085. Interest income for the year ended December 31, 1998 was $450,597 and for the year ended December 31, 1997 was $382,118. The source of the Registrant's interest income has been from interest paid on cash and cash equivalent accounts.

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

Currency Risk

   The Registrant has foreign currency exchange rate risk resulting from operations in overseas countries in the south Pacific and Canada. The Registrant generally holds its cash reserves in Canadian dollars while its operations expenditures are incurred in Papua New Guinea, New Zealand and Australian dollars ("Foreign Currencies"). As such any strengthening of Foreign Currencies against the Canadian dollar will cause an increase in the Registrant's operating costs. The Registrant does not hedge its exposure to currency rate changes, although it may choose to selectively hedge exposure to foreign currency exchange rate risk. The Registrant, however, has no policies relating to the foregoing.

Interest Rate Risk

   The Registrant believes that it has no material interest rate risk to manage, as the Registrant has not made use of debt as a means of financing its operations.


ITEM 8.  FINANCIAL STATEMENTS.

Financial Statements begin on the following page.

                          INDO-PACIFIC ENERGY LTD.

                      CONSOLIDATED FINANCIAL STATEMENTS
                     (Expressed in United States Dollars)

                          DECEMBER 31, 1999 AND 1998



                                                        SADOVNICK TELFORD + SKOV

STS                        SADOVNICK TELFORD + SKOV
                 A Partnership of Incorporated Professionals
                             CHARTERED ACCOUNTANTS
================================================================================

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



/s/ Sadovnick Telford & Skov

CHARTERED ACCOUNTANTS

Vancouver, British Columbia
Canada
March 28, 2000

================================================================================
  Sixth Floor, 543 Granville Street, Vancouver British Columbia, Canada V6C 1X8
    Telephone:  (604) 688-7800   Fax:  (604) 688-7880    Email: sts@stsca.com

================================================================================
INDO-PACIFIC ENERGY LTD.
Consolidated Balance Sheets
(Expressed in United States Dollars)
================================================================================

As at December 31,                                  1999                1998
--------------------------------------------------------------------------------

Assets


Current
Cash and short-term deposits                   $  4,863,254        $  8,194,849
Accounts receivable                                 148,419             102,194
Loan receivable from related party (Note 3)       1,062,211                -
Marketable securities (Note 4)                      222,319             694,875
Due from related parties (Note 8)                    62,667              46,161
Prepaid expenses (Note 8)                            50,110               9,035
--------------------------------------------------------------------------------

                                                  6,408,980           9,047,114
Investments (Note 5)                                740,000           1,500,000
Property and equipment (Note 6)                     143,961             134,076
Oil and gas properties (Note 7)                   3,656,224           2,819,946
--------------------------------------------------------------------------------

Total Assets                                   $ 10,949,165        $ 13,501,136
================================================================================

Liabilities

Current
Accounts payable and accrued liabilities       $    277,983        $    156,896
--------------------------------------------------------------------------------

Total Liabilities                                   277,983             156,896
--------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1 and 9)

Stockholders' Equity

Common stock without par value (Note 10);
100,000,000 shares authorized;
Issued and outstanding at December 31,
 1999 and 1998: 28,262,398 shares                18,245,867          18,253,992
Accumulated deficit                              (7,644,685)         (6,471,552)
Cumulative comprehensive adjustment                  70,000           1,561,800
--------------------------------------------------------------------------------

Total Stockholders' Equity                       10,671,182          13,344,240
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity     $ 10,949,165        $ 13,501,136
================================================================================

Approved by the Directors:

/s/ David Bennett                     /s/ Alex Guidi
------------------------------        ------------------------------
Director                              Director

     See accompanying notes to the consolidated financial statements

================================================================================
INDO-PACIFIC ENERGY LTD.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in United States Dollars)
================================================================================

For the Years Ended December 31,           1999          1998           1997
--------------------------------------------------------------------------------

Revenues

Oil and gas sales                    $    314,698   $    234,168   $    487,941
Interest income                           358,911        450,597        382,118
--------------------------------------------------------------------------------

                                          673,609        684,765        870,059
--------------------------------------------------------------------------------

Cost of Sales

Production costs                           50,598        129,781         67,593
Royalties                                  15,248         10,269         44,209
Depletion                                 104,475         95,779         87,017
Write-off of oil and gas properties       983,168        765,144        162,048
--------------------------------------------------------------------------------

                                        1,153,489      1,000,973        360,867
--------------------------------------------------------------------------------

                                         (479,880)      (316,208)       509,192
--------------------------------------------------------------------------------

Expenses

General and administrative (Schedule)     532,497        563,480      1,247,569
Write-down of marketable securities       160,756           -              -
--------------------------------------------------------------------------------

                                          693,253        563,480      1,247,569
--------------------------------------------------------------------------------

Net loss for the year                  (1,173,133)      (879,688)      (738,377)

Other comprehensive income (loss)

Unrealized gain (loss) on marketable
 securities and investments            (1,491,800)     1,474,233         87,567
--------------------------------------------------------------------------------

Comprehensive income (loss) for
  the year                           $ (2,664,933)  $    594,545   $   (650,810)
================================================================================

Basic and diluted loss per share
  (Note 11)                          $      (0.04)  $      (0.03)  $      (0.03)
================================================================================


     See accompanying notes to the consolidated financial statements

================================================================================
INDO-PACIFIC ENERGY LTD.
Consolidated Statements of Changes in Stockholders' Equity
(Expressed in United States Dollars)
================================================================================

For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                              Cumulative                             Total
                                    Common Stock              Accumulated        Comprehensive   Stockholders'
                             ---------------------------
                              Shares             Amount         Deficit            Adjustment        Equity
                             ---------------------------------------------------------------------------------------
Balance at December 31,
  1996                       26,933,398         $15,512,578     $(4,853,487)       $      -          $10,659,091

Common stock issued for
  private placement           1,000,000           1,800,000            -                  -            1,800,000
Common stock issued for
  exercise of stock options     279,000             652,151            -                  -              652,151
Common stock issued for
  exercise of warrants           50,000             125,667            -                  -              125,667
Net compensation expense
  from stock options               -                286,080            -                  -              286,080
Net loss during the year           -                   -           (738,377)              -             (738,377)
Unrealized gain on
  marketable securities            -                   -               -                87,567            87,567
--------------------------------------------------------------------------------------------------------------------
Balance at December 31,
  1997                       28,262,398         $18,376,476     $(5,591,864)       $    87,567       $12,872,179

Common stock issued for
  private placements          1,406,250               9,774            -                  -                9,774
Cancellation of previously
  issued common stock        (1,406,250)             (3,258)           -                  -               (3,258)
Net compensation recovery
  from stock options               -               (129,000)           -                  -             (129,000)
Net loss during the year           -                   -           (879,688)              -             (879,688)
Unrealized gain on
  marketable securities
  and investments                  -                   -               -             1,474,233         1,474,233
--------------------------------------------------------------------------------------------------------------------

Balance at December 31,
  1998                       28,262,398         $18,253,992     $(6,471,552)       $ 1,561,800       $13,344,240

Net compensation
  recovery from
  stock options                    -                 (8,125)           -                  -               (8,125)
Net loss during the year           -                   -         (1,173,133)              -           (1,173,133)
Unrealized loss on
  marketable securities
  and investments                  -                   -               -            (1,491,800)       (1,491,800)
--------------------------------------------------------------------------------------------------------------------

Balance at December 31,
  1999                       28,262,398         $18,245,867     $(7,644,685)       $    70,000       $10,671,182
====================================================================================================================

     See accompanying notes to the consolidated financial statements

================================================================================
INDO-PACIFIC ENERGY LTD.
Consolidated Statements of Cash Flows
(Expressed in United States Dollars)
================================================================================

For the Years Ended December 31,           1999          1998           1997
--------------------------------------------------------------------------------

Operating Activities

Net loss for the year                $ (1,173,133)  $   (879,688)  $   (738,377)
Adjustments to reconcile net
 loss to cash applied to
 operating activities:
   Depletion                              104,475         95,779         87,017
   Write-off of oil and
    gas properties                        983,168        765,144        162,048
   Compensation expense
    (recovery)                             (8,125)      (129,000)       286,080
   Depreciation                            72,380         53,096         10,810
   Write-down of marketable
    securities                            160,756           -              -
Changes in non-cash working
  capital:
   Accounts receivable                    (46,225)        32,280          8,361
   Due from related parties               (16,506)       106,212       (157,821)
   Prepaid expenses and deposits          (41,075)           434          2,003
   Accounts payable and accrued
    liabilities                           121,087        111,192        (35,479)
--------------------------------------------------------------------------------

Net cash provided by (used in)
  operating activities                    156,802        155,449       (375,358)
--------------------------------------------------------------------------------

Financing Activity

Common shares issued for cash                -             6,516      2,577,818
--------------------------------------------------------------------------------

Net cash provided by financing
  activity                                   -             6,516      2,577,818
--------------------------------------------------------------------------------

Investing Activities

Loan receivable from related party     (1,062,211)          -              -
Purchase of marketable securities            -          (149,565)      (233,510)
Purchase of investments                  (420,000)      (250,000)          -
Purchase of property and equipment        (82,265)       (71,928)       (91,121)
Oil and gas properties, net
  of recoveries                        (1,923,921)    (1,901,030)    (1,064,976)
Proceeds from sale of license
  interest                                   -           150,000           -
--------------------------------------------------------------------------------

Net cash used in investing
  activities                           (3,488,397)    (2,222,523)    (1,389,607)
--------------------------------------------------------------------------------

Net increase (decrease) in
  cash during the year                 (3,331,595)    (2,060,558)       812,853

Cash and short-term deposits -
 Beginning of year                      8,194,849     10,255,407      9,442,554
--------------------------------------------------------------------------------

Cash and short-term deposits -
  End of year                        $  4,863,254   $  8,194,849   $ 10,255,407
================================================================================

     See accompanying notes to the consolidated financial statements

================================================================================
INDO-PACIFIC ENERGY LTD.
Consolidated Schedules of General and Administrative Expenses
(Expressed in United States Dollars)
================================================================================

For the Years Ended December 31,           1999          1998           1997
--------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES

Accounting and audit                 $     46,189   $     43,576   $     54,165
Compensation expense
  (recovery), net                          (8,125)      (129,000)       286,080
Consulting fees (Note 8)                   29,751         44,081        150,298
Corporate relations and development        46,775         57,938         71,548
Depreciation                               72,380         53,096         10,810
Filing and transfer agency fees             4,836         11,413          9,803
Foreign exchange loss (gain)              (42,886)        14,771        239,713
Legal                                      50,795        113,101         61,395
Office and miscellaneous                  110,152        127,988         68,614
Printing                                   67,243        109,453        104,901
Rent (Note 8)                              57,294         70,132         33,791
Telephone                                  39,823         51,176         23,005
Travel and accommodation                   52,530         54,470        101,567
Wages and benefits                        159,618         64,922         31,879
Recovery of general and
  administrative expenses                (153,878)      (123,637)          -
                                    --------------------------------------------
                                     $    532,497   $    563,480   $  1,247,569
                                    ============================================



     See accompanying notes to the consolidated financial statements

================================================================================
INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
================================================================================

For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------


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

================================================================================
INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
================================================================================

For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

e)   Financial Instruments

     Cash and short-term deposits, accounts receivable, due from related parties, accounts payable and accrued liabilities are carried at cost which approximates fair value due to the short-term maturity of these instruments. Loan receivable from related party is carried at cost which approximates fair value as it bears interest at rates approximating current market rates. Marketable securities and investments are carried at fair value.

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

h)   Marketable Securities and Investments

     Marketable securities and investments are classified as available-for-sale securities and reported at fair value, based on quoted market prices, with any unrealized losses not resulting from an other-than-temporary impairment or unrealized gains reported as a component of "Cumulative Comprehensive Adjustment" in stockholders' equity. An other-than-temporary impairment requires the cost basis of the individual security to be written down to the fair value with the amount of the write-down accounted for as a realized loss and included in earnings.

i)   Property and Equipment

     Property and equipment consist of furniture and office equipment and are recorded at cost and depreciated over their estimated useful lives on a declining-balance basis at annual rates of 10% to 20%.

================================================================================
INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
================================================================================

For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j)   Oil and Gas Properties

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

k)   Stock Options

     In accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company elected to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees to account for stock options and provide pro forma disclosures of net loss as if the fair value method had been applied.

l)   Income Taxes

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

================================================================================
INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
================================================================================

For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 3 - LOAN RECEIVABLE FROM RELATED PARTY

The Company is owed $1,062,211 including interest of $18,051 by Trans-Orient Petroleum Ltd. ("Trans-Orient") for payments relating to oil and gas exploration on behalf of Trans-Orient. This amount is unsecured with no fixed terms for repayment and accrues interest on a monthly basis at the average three-month bankers' acceptance rate plus 3%.

Refer to Notes 8 and 15

NOTE 4 - MARKETABLE SECURITIES

Marketable securities comprise of 517,020 shares (December 31, 1998: 517,020 shares) of Trans-Orient Petroleum Ltd. acquired at a cost of $383,075 and recorded at an estimated market value of $222,319 (December 31, 1998: $694,875). During the 1999 fiscal year, the Company recorded a write-down of marketable securities of $160,756 resulting from an other-than-temporary impairment in fair value. The amount of the write-down was accounted for as a realized loss and included in earnings. At December 31, 1999, gross unrealized holdings gains are Nil (December 31, 1998: $311,800).

Refer to Notes 8 and 15

NOTE 5 - INVESTMENTS

Investments comprise of 1,800,000 shares (December 31, 1998: 1,000,000 shares) of AMG Oil Ltd. acquired at a cost of $650,000 (December 31, 1998: $250,000) and 600,000 shares (December 31, 1998: Nil) of Gondwana Energy, Ltd. acquired at a cost of $20,000 (December 31, 1998: Nil), recorded at estimated market values of $720,000 (December 31, 1998: $1,500,000) and $20,000 (December 31, 1998: Nil),
respectively. At December 31, 1999, gross unrealized holdings gains are $70,000 (December 31, 1998: $1,250,000).

The Company holds an option to purchase a further 200,000 shares of AMG Oil Ltd. at a price of $0.50 per share expiring on December 31, 2000.

Refer to Note 8

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment are comprised as follows:

                                                          1999           1998
                                                       ----------    -----------
Furniture and office equipment                         $  263,868    $  181,603
Automobile                                                   -            5,043
                                                       ----------    -----------
                                                          263,868       186,646
Accumulated depreciation                                 (119,907)      (52,570)
                                                       ----------    -----------
                                                       $  143,961    $  134,076
                                                       ==========    ===========

================================================================================
INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
================================================================================

For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 7 - OIL AND GAS PROPERTIES

Oil and gas properties are comprised as follows:

                              Net Book                               Net Book
                              Value at     Additions   Depletion/    Value at
                             December 31,  During the  Recoveries/  December 31,
                                1998          Year     Write Downs      1999
                            ----------------------------------------------------
Proved:
New Zealand
  PMP 38148
  Ngatoro Oil Field         $  417,435   $   61,457   $  (104,475)   $  374,417
                            ----------------------------------------------------
  Total Proved                 417,435       61,457      (104,475)      374,417
                            ----------------------------------------------------

Unproved:
New Zealand
  PEP 38256 - Exploration       29,920       16,670          -           46,590
  PEP 38328 - Exploration      645,836      218,100      (142,207)      721,729
  PEP 38330 - Exploration      194,286       16,893          -          211,179
  PEP 38332 - Exploration      194,961       43,451          -          238,412
  PEP 38335 - Exploration        3,829        6,979          -           10,808
  PEP 38339 - Exploration        4,270       35,427          -           39,697
  PEP 38716 - Exploration      370,781      490,657      (449,115)      412,323
  PEP 38720 - Exploration      208,335      338,814          -          547,149
  PEP 38723 - Exploration       17,957        4,470          -           22,427
  PEP 38736 - Exploration         -          28,428          -           28,428
  PPL 38706 - Exploration       79,038         -          (79,038)         -
  New licenses                  29,322         -          (26,620)        2,702
Australia
  AC/P 19                      183,073      107,033          -          290,106
  AC/P 31                         -           9,489          -            9,489
  VIC/P 39                        -          21,023       (21,023)         -
Papua New Guinea
  PPL 192 - Exploration        125,677      402,827          -          528,504
  PPL 215 - Exploration          3,784      168,480          -          172,264
People's Republic of China
  Nanling-Wuwei Blocks         311,442         -         (311,442)         -
                            ----------------------------------------------------

                             2,402,511    1,908,741    (1,029,445)    3,281,807
                            ----------------------------------------------------

                            $2,819,946   $1,970,198   $(1,133,920)   $3,656,224
                            ====================================================

================================================================================
INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
================================================================================

For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------


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

     Refer to Notes 8 and 15

================================================================================
INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
================================================================================

For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------


NOTE 7 - OIL AND GAS PROPERTIES (continued)

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

     Refer to Note 8

================================================================================
INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
================================================================================

For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------


NOTE 7 - OIL AND GAS PROPERTIES (continued)

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

     The Company and the other participants are required to complete the work program originally due by November 29, 1999 and extended to March 31, 2000 that includes acquiring, processing and interpreting 20 kilometers of seismic data or equivalent 3D seismic data. Additionally, PEP 38335 requires the participants to complete the remaining work program that includes the following:

     i) prior to November 29, 2000, drill one exploration well and either commit to complete the next stage of the work program detailed below in ii) or surrender the permit; and
     ii) prior to November 29, 2001, evaluate the results of the exploration well drilled during the second year and either commit to a satisfactory work program for the remainder of the permit term or surrender the permit.

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

     Refer to Note 8

================================================================================
INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
================================================================================

For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------


NOTE 7 - OIL AND GAS PROPERTIES (continued)

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

================================================================================
INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
================================================================================

For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------


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

================================================================================
INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
================================================================================

For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------


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

     The Company and the other participant have completed the work program required for the first two years. AC/P19 requires the participants to complete the remaining work program that includes the following:

     i) prior to May 30, 2000, acquire, process and interpret 300 kilometers of seismic data;
     ii) prior to May 30, 2001, acquire, process and interpret additional seismic data;
     iii)  prior to May 30, 2002, drill one exploration well; and
     iv)   prior to May 30, 2003, reinterpret and evaluate results.

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

     AC/P31 requires the participants to complete a work program that includes the following:

     i) prior to September 12, 2000, conduct geological and geophysical studies;
     ii)   prior to September 12, 2001, reprocess 30 kilometers of seismic data;
     iii) prior to September 12, 2002, acquire, process and interpret 20 kilometers of seismic data;
     iv) prior to September 12, 2003, acquire, process and interpret 20 kilometers of seismic data;
     v)    prior to September 12, 2004, reinterpret and evaluate seismic data;
           and
     vi)   prior to September 12, 2005, drill one exploration well.

     The participants have the right to withdraw from AC/P31 at the end of each year's work program starting in the third year.

     At December 31, 1999, AC/P31 is in good standing with respect to its work commitments. The Company's share of work commitments for the 2000 fiscal year requires an estimated $13,000 of exploration expenditures to be incurred.

================================================================================
INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
================================================================================

For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------


NOTE 7 - OIL AND GAS PROPERTIES (continued)

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

================================================================================
INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
================================================================================

For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------


NOTE 7 - OIL AND GAS PROPERTIES (continued)

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


NOTE 8 - RELATED PARTY TRANSACTIONS

a)   Prepaid Expenses

     The Company prepaid $41,571 (December 31, 1998: Nil) relating to general and administrative expenses to DLJ Management Corp., a wholly-owned subsidiary of a company having directors, officers and/or principal shareholders in common with the Company.

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

     Refer to Notes 4 and 5

================================================================================
INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
================================================================================

For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------


NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

d)   Due from Related Parties

     At December 31, 1999, the Company is owed $62,667 (December 31, 1998:
     $46,161) by certain public companies with directors, officers and/or principal shareholders in common with the Company. This amount is non-interest bearing and has no fixed terms for repayment.

e)   Oil and Gas Properties

     Certain participants of oil and gas properties have directors, officers and /or principal shareholders in common with the Company. These participants are Trans-Orient Petroleum Ltd., AMG Oil Ltd., Durum Cons. Energy Corp. and Gondwana Energy, Ltd.

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

================================================================================
INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
================================================================================

For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------


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

     In accordance with SFAS 123, the following is a summary of the changes in the Company's stock options for the 1999, 1998 and 1997 fiscal years:

                       1999                 1998                   1997
                   ------------------  ------------------   --------------------
                            Weighted            Weighted                Weighted
                             Average             Average                 Average
                    Number   Exercise   Number   Exercise    Number     Exercise
Fixed options      of Shares    Price  of Shares    Price   of Shares      Price
                   ------------------  ------------------   --------------------
Balance at
 beginning of
  year             1,066,000  $ 2.51   2,098,000   $ 2.50   1,949,000    $ 4.05
Granted                 -        -          -         -       570,000      2.52
Exercised               -        -          -         -      (279,000)     2.34
Expired/
 cancelled           (66,000)   2.64  (1,032,000)    2.50    (142,000)     0.60
                   ---------          ----------            ---------
Outstanding and
 exercisable
  at end of year   1,000,000  $ 2.50   1,066,000   $ 2.51   2,098,000    $ 2.50
                   ---------  ------   ---------   ------   ---------    ------
Weighted-average
 fair value of
 options granted
 during the year              $  -                 $  -                  $ 1.16
                              ------               ------                ------

There were no stock options granted during the 1999 and 1998 fiscal years thus no weighted-average fair values have been assigned. For the 1997 fiscal year, the weighted-average fair value for stock options granted was estimated at the date of grant or amendment using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.23%; volatility factors of the expected market price of the Company's common stock of 0.66; option lives of 1.64 years; and no expected dividends. A stock option grant during the 1997 fiscal year to purchase 500,000 shares at a price of $2.50

================================================================================
INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
================================================================================

For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------


NOTE 10 - COMMON STOCK (continued)

per share has been excluded from the fair value calculations as this stock option was cancelled without exercise subsequent to the year.

The following is a summary of the Company's net loss and basic and diluted loss per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied for the 1999, 1998, and 1997 fiscal years:

                                   1999                                 1998                              1997
                         -----------------------------     ------------------------------     -----------------------------
                             As              Pro              As              Pro               As              Pro
                          Reported          Forma          Reported          Forma            Reported         Forma
                         -----------------------------     ------------------------------     -----------------------------
Net loss for the year   $ (1,173,133)     $ (1,090,738)   $   (879,688)      $ (1,008,688)   $   (738,377)     $ (1,346,697)
                         -----------------------------     ------------------------------     -----------------------------
Basic and diluted
  loss per share        $      (0.04)     $      (0.04)   $      (0.03)      $      (0.04)   $      (0.03)     $      (0.05)
                         -----------------------------     ------------------------------     -----------------------------

The following stock options are outstanding at December 31, 1999:

                    Number            Price                Expiry
                  of Shares          per Share              Date
                -------------      -------------      -----------------
                     300,000           $2.50              May 13, 2000
                     700,000           $2.50          October 30, 2000
                -------------
                  1,000,000
                =============

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

c)   Share Purchase Warrants

     The following share purchase warrants to purchase shares of the Company are outstanding at December 31, 1999:

================================================================================
INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
================================================================================

For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------


NOTE 10 - COMMON STOCK (continued)

                    Number            Price                Expiry
                  of Shares          per Share              Date
                -------------      -------------      -----------------
                    950,000            $0.90              May 27, 2000
                  1,000,000            $0.90              July 3, 2000
                -------------
                  1,950,000
                =============

     During the 1999 fiscal year, previously issued share purchase warrants to purchase 950,000 shares exercisable at a price of Cdn $3.485 per share until May 27, 1999 were amended to 950,000 shares exercisable at a price of $0.90 per share until May 27, 2000. Additionally, previously issued share purchase warrants to purchase 1,000,000 shares exercisable at a price of $2.00 per share until July 3, 1999 and thereafter at a price of $2.10 per share until July 3, 2000 were amended to 1,000,000 shares exercisable at a price of $0.90 per share until July 3, 2000.

     During the 1998 fiscal year, share purchase warrants to purchase 950,000 shares exercisable at a price of Cdn $3.485 per share until May 27, 1998 were extended to May 27, 1999.

d)   Escrow Shares

     During the 1998 fiscal year, 1,406,250 shares at a price of Cdn $0.00333 per share, subject to escrow restrictions, were cancelled. To replace these cancelled escrow shares, 1,406,250 shares at a price of Cdn $0.01 per share were issued by private placements.


NOTE 11 - LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share calculations for the 1999, 1998 and 1997 fiscal years:

                                        1999             1998            1997

Numerator, net loss for the year    $(1,173,133)    $  (879,688)    $  (738,377)
                                     ----------      ----------      ----------
Denominator:
 Weighted-average number of shares   28,262,398      27,861,713      26,176,186
                                     ----------      ----------      ----------
Basic and diluted loss per share    $     (0.04)    $     (0.03)    $     (0.03)
                                     ==========      ==========      ==========

Due to net losses incurred for the 1999, 1998 and 1997 fiscal years, stock options and share purchase warrants outstanding were not included in the computation of diluted loss per share as the inclusion of such securities would be antidilutive.

================================================================================
INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
================================================================================

For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------


NOTE 12 - INCOME TAXES

There are no income taxes payable for the 1999 and 1998 fiscal years. At December 31, 1999, the Company has approximately Cdn $1.62 million (December 31, 1998 - Cdn $1.59 million) of resource and other unused tax pools to offset future taxable income derived in Canada. Additionally, the Company has non-capital losses of approximately Cdn $1.28 million (December 31, 1998 - Cdn $1.13 million) available for future deductions from taxable income derived in Canada, which expire as follows:

                           2000   Cdn$    10,071
                           2001           52,731
                           2002          251,664
                           2003          662,559
                           2004             -
                           2005          153,875
                           2006          153,478
                                  --------------
                                  Cdn$ 1,284,378
                                  ==============

The Company also has losses and deductions of approximately NZ$9.79 million (December 31, 1998: NZ$6.39 million) available to offset future taxable income derived in New Zealand, Australia and Papua New Guinea.

At December 31, 1999, the Company has approximately Cdn $1.32 million (December 31, 1998 - Cdn $1.24) of deferred tax assets derived in Canada offset by a valuation allowance in its entirety resulting in a net deferred tax asset amount of Nil (December 31, 1998 - Nil)


NOTE 13 - COMPARATIVE FIGURES

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

================================================================================
INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
================================================================================

For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------


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

================================================================================
INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
================================================================================

For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------


NOTE 15 - SUBSEQUENT EVENTS (continued)

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

                       INDO-PACIFIC ENERGY LTD.

               CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                  (Expressed in United States Dollars)

                            MARCH 31, 2000

================================================================================
INDO-PACIFIC ENERGY LTD.
Consolidated Interim Balance Sheets
Unaudited - Prepared by Management
(Prepared in Accordance with United States Generally Accepted Accounting Principles)
(Expressed in United States Dollars)
================================================================================

                                               March 31,          December 31,
                                                 2000                 1999
--------------------------------------------------------------------------------

Assets

Current
Cash and short-term deposits                   $  4,036,804        $  4,863,254
Accounts receivable                                 104,813             148,419
Loan receivable from related party                1,256,541           1,062,211
Marketable securities                               196,468             222,319
Due from related parties                             58,462              62,667
Prepaid expenses and deposits                        42,571              50,110
--------------------------------------------------------------------------------
                                                  5,695,659           6,408,980
Investments                                       2,720,000             740,000
Property and equipment                              138,492             143,961
Oil and gas properties                            4,180,112           3,656,224
--------------------------------------------------------------------------------

Total Assets                                   $ 12,734,263        $ 10,949,165
================================================================================

Liabilities

Current
Accounts payable and accrued liabilities       $    160,928        $    277,983
--------------------------------------------------------------------------------

Total Liabilities                                   160,928             277,983
--------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity

Common stock without par value;
100,000,000 shares authorized;
Issued and outstanding at March 31, 2000
 and December 31, 1999: 28,262,398 shares        18,245,867          18,245,867
Accumulated deficit                              (7,722,532)         (7,644,685)
Cumulative comprehensive adjustment               2,050,000              70,000
--------------------------------------------------------------------------------
Total Stockholders' Equity                       12,573,335          10,671,182
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity     $ 12,734,263        $ 10,949,165
================================================================================

Approved by the Directors:

/s/ David Bennett                     /s/ Alex Guidi
------------------------------        ------------------------------
Director                              Director

   See accompanying notes to the consolidated interim financial statements

================================================================================
INDO-PACIFIC ENERGY LTD.
Consolidated Interim Statements of Operations and Comprehensive Income (Loss) Unaudited - Prepared by Management
(Prepared in Accordance with United States Generally Accepted Accounting Principles)
(Expressed in United States Dollars)
================================================================================

For the Three Month Periods Ended March 31,           2000                1999
--------------------------------------------------------------------------------

Revenues

Oil and gas sales                              $    115,355        $     46,062
Interest income                                      83,258              63,424
--------------------------------------------------------------------------------

                                                    198,613             109,486
--------------------------------------------------------------------------------

Cost of Sales

Production costs                                     14,099               7,590
Depletion                                            25,768              24,398
--------------------------------------------------------------------------------

                                                     39,867              31,988
--------------------------------------------------------------------------------

                                                    158,746              77,498
--------------------------------------------------------------------------------

Expenses

General and administrative (Schedule)               236,593             106,217
--------------------------------------------------------------------------------

Net loss for the period                             (77,847)            (28,719)

Other Comprehensive Income (Loss)

Unrealized loss on marketable securities               -               (145,541)
Unrealized gain on investments                    1,980,000             800,000
--------------------------------------------------------------------------------

Comprehensive income for the period            $  1,902,153        $    625,740
================================================================================

Basic and diluted loss per share               $      (0.00)       $      (0.00)
================================================================================


See accompanying notes to the consolidated interim financial statements

================================================================================
INDO-PACIFIC ENERGY LTD.
Consolidated Interim Statements of Changes in Stockholders' Equity
Unaudited - Prepared by Management
(Prepared in Accordance with United States Generally Accepted Accounting Principles)
(Expressed in United States Dollars)
================================================================================

For the Three Month Period Ended March 31, 2000
--------------------------------------------------------------------------------

                                                              Cumulative                             Total
                                    Common Stock              Accumulated        Comprehensive   Stockholders'
                             ---------------------------
                              Shares             Amount         Deficit            Adjustment        Equity
                             ---------------------------------------------------------------------------------------
Balance at December 31,
  1999                       28,262,398         $18,245,867     $(7,644,685)       $    70,000       $10,671,182

Net loss during the period         -                   -            (77,847)              -              (77,847)
Unrealized gain on
  investments                      -                   -               -             1,980,000         1,980,000
--------------------------------------------------------------------------------------------------------------------
Balance at March 31,
  2000                       28,262,398         $18,245,867     $(7,722,532)       $ 2,050,000       $12,573,335
====================================================================================================================



   See accompanying notes to the consolidated interim financial statements

================================================================================
INDO-PACIFIC ENERGY LTD.
Consolidated Interim Statements of Cash Flows
Unaudited - Prepared by Management
(Prepared in Accordance with United States Generally Accepted Accounting Principles)
(Expressed in United States Dollars)
================================================================================

For the Three Month Periods Ended March 31,           2000                1999
--------------------------------------------------------------------------------

Operating Activities

Net loss for the period                        $    (77,847)       $    (28,719)
Adjustments to reconcile net loss to
 cash applied to operating activities:
   Depletion                                         25,768              24,398
   Depreciation                                      16,766              14,165
   Write-down of marketable securities               25,851                -
Changes in non-cash working capital:
   Accounts receivable                               43,606              (3,548)
   Due from related parties                           4,205             (29,997)
   Prepaid expenses and deposits                      7,539              (3,136)
   Accounts payable and accrued liabilities        (117,055)           (110,502)
--------------------------------------------------------------------------------

Net cash used in operating activities               (71,167)           (137,339)
--------------------------------------------------------------------------------

Financing Activity

Common shares issued for cash                          -                   -
--------------------------------------------------------------------------------

Net cash provided by financing activity                -                   -
--------------------------------------------------------------------------------

Investing Activities

Loan receivable from related party                 (194,330)               -
Purchase of investments                                -               (400,000)
Purchase of property and equipment                  (11,297)             (8,639)
Oil and gas properties                             (549,656)           (130,638)
--------------------------------------------------------------------------------

Net cash used in investing activities              (755,283)           (539,277)
--------------------------------------------------------------------------------

Net decrease in cash during the period             (826,450)           (676,616)

Cash and short-term deposits -
 Beginning of period                              4,863,254           8,194,849
--------------------------------------------------------------------------------

Cash and short-term deposits - End of period   $  4,036,804        $  7,518,233
================================================================================

   See accompanying notes to the consolidated interim financial statements

================================================================================

INDO-PACIFIC ENERGY LTD.
Consolidated Interim Schedules of General and Administrative Expenses
Unaudited - Prepared by Management
(Prepared in Accordance with United States Generally Accepted Accounting Principles)
(Expressed in United States Dollars)
================================================================================


For the Three Month Periods Ended March 31,           2000                1999
--------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES

Accounting and audit                           $     16,872        $      8,448
Consulting fees                                      14,843               2,834
Corporate relations and development                  35,159               4,609
Depreciation                                         16,766              14,165
Filing and transfer agency fees                         930                 149
Foreign exchange loss (gain)                         26,511             (14,188)
Legal                                                34,933              14,046
Office and miscellaneous                             35,568              36,673
Printing                                              9,631              13,313
Rent                                                 10,557              16,766
Telephone                                             9,702              10,334
Travel and accommodation                              3,097              16,698
Wages and benefits                                   32,065              22,353
Write-down of marketable securities                  25,851                -
Recovery of general and administrative expenses     (35,892)            (39,983)
--------------------------------------------------------------------------------

                                               $    236,593        $    106,217
================================================================================


   See accompanying notes to the consolidated interim financial statements

================================================================================
INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Interim Financial Statements
Unaudited - Prepared by Management
(Prepared in Accordance with United States Generally Accepted Accounting Principles)
(Expressed in United States Dollars)
================================================================================

For the Three Month Period Ended March 31, 2000
--------------------------------------------------------------------------------


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

The unaudited consolidated interim financial statements of the Company reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at March 31, 2000 and December 31, 1999 and the Company's consolidated interim results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. The consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures required for financial statements prepared in conformity with generally accepted accounting principles. Interim period results are not necessarily indicative of results of operations or cash flows for a full year. These consolidated interim financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, including the financial statements and notes thereto.


NOTE 2 - LOAN RECEIVABLE FROM RELATED PARTY

The Company is owed $1,256,541 including interest of $212,381 by Trans-Orient Petroleum Ltd. ("Trans-Orient") for payments relating to oil and gas exploration on behalf of Trans-Orient. This amount is unsecured with no fixed terms for repayment and accrues interest on a monthly basis at the average three-month bankers' acceptance rate plus 3%.


NOTE 3 - MARKETABLE SECURITIES

Marketable securities comprise of 517,020 shares (December 31, 1999: 517,020 shares) of Trans-Orient Petroleum Ltd. acquired at a cost of $383,075 and recorded at an estimated market value of $196,468 (December 31, 1999: $222,319). During the 2000 fiscal period, the Company recorded a write-down of marketable securities of $25,851 resulting from an other-than-temporary impairment in fair value. The amount of the write-down was accounted for as a realized loss and included in earnings. At March 31, 2000, gross unrealized holdings gains (losses) are Nil (December 31, 1999: Nil).

================================================================================
INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Interim Financial Statements
Unaudited - Prepared by Management
(Prepared in Accordance with United States Generally Accepted Accounting Principles)
(Expressed in United States Dollars)
================================================================================

For the Three Month Period Ended March 31, 2000
--------------------------------------------------------------------------------


NOTE 4 - INVESTMENTS

Investments comprise of 1,800,000 shares (December 31, 1999: 1,800,000 shares) of AMG Oil Ltd. acquired at a cost of $650,000 (December 31, 1999: $650,000) and 600,000 shares (December 31, 1999: 600,000 shares) of Gondwana Energy, Ltd. acquired at a cost of $20,000, recorded at estimated market values of $2,700,000 (December 31, 1999: $720,000) and $20,000 (December 31, 1999: $20,000),
respectively. At March 31, 2000, gross unrealized holdings gains are $2,050,000 (December 31, 1999: $70,000).

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


NOTE 6 - LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share calculations for the three month periods ended March 31, 2000 and 1999:

================================================================================
INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Interim Financial Statements
Unaudited - Prepared by Management
(Prepared in Accordance with United States Generally Accepted Accounting Principles)
(Expressed in United States Dollars)
================================================================================

For the Three Month Period Ended March 31, 2000
--------------------------------------------------------------------------------


NOTE 6 - LOSS PER SHARE (continued)

                                                      2000               1999
                                                ------------        ------------
Numerator, net loss for the period             $    (77,847)       $    (28,719)
                                                ------------        ------------
Denominator:
Weighted-average number of shares                28,262,398          28,262,398
                                                ------------        ------------
Basic and diluted loss per share               $      (0.00)       $      (0.00)
                                                ============        ============

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

================================================================================
INDO-PACIFIC ENERGY LTD.
Notes to the Consolidated Interim Financial Statements
Unaudited - Prepared by Management
(Prepared in Accordance with United States Generally Accepted Accounting Principles)
(Expressed in United States Dollars)
================================================================================

For the Three Month Period Ended March 31, 2000
--------------------------------------------------------------------------------


NOTE 7 - SUBSEQUENT EVENTS (continued)

iii) 517,020 shares of Trans-Orient Petroleum Ltd. acquired at a cost of $383,075 and valued at $222,319 for the transaction; and
iv) gross overriding royalties, valued at $1 for the transaction, on all oil and gas interests purchased from Trans-Orient ranging from 1% to 5%.

At an extraordinary general meeting held on May 23, 2000, this transaction was approved by the shareholders of Trans-Orient and completed.

                                      PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

   The names, municipality of residence, age and position held of the directors and officers of the Registrant are as follows:

Name                       Age        Position Held

Dr. David Bennett[1]       54         President, Chief Executive Officer and
                                      Director

Ronald Bertuzzi[1][2]      63         Director

Alex P. Guidi              41         Chairman of the Board and Director

Brad J. Holland [1]        43         Director

Mark Katsumata             34         Secretary

[1] Member of audit committee.

[2] Appointed on March 31, 1998.

   Dr. David Bennett has been a member of the board of directors and an officer since October, 1996. Dr. Bennett received a Bachelor of Arts (Natural Sciences) from Cambridge University in 1968 and a Master of Science in Exploration Geophysics from the University of Leeds in 1969. In 1973, Dr. Bennett received his doctorate in Geophysics from the Australian National University and from 1973 to 1975 conducted post- doctoral research at the University of Texas (Dallas). From 1975 to 1977, Dr. Bennett was a post-doctoral fellow and lecturer at the University of Wellington, New Zealand. From 1977 to 1982, Dr. Bennett was employed by the Department of Scientific and Industrial Research, Government of New Zealand and from 1982 to 1994 was employed as geophysicist, exploration manager and finally general manager by New Zealand Oil and Gas Ltd. Dr. Bennett was an independent consultant from 1994 to 1996 when he joined the Registrant and other associated companies. Dr. Bennett has been the president and a member of the board directors of the Registrant since October, 1996. Since November, 1996, Dr. Bennett has been a member of the board of directors, and since April, 1997 the president, of Trans-Orient Petroleum Ltd. In a subsequent event, Dr Bennett has resigned the position of President of Trans-Orient Petroleum Ltd, although he remains a member of the board of directors of that company. He has also since April, 1997, been a member of the board of directors of Durum Cons. Energy Corp. and since June 25, 1998 a member of the board of directors of AMG Oil Ltd. Dr Bennett spends approximately 90% of his total work time on behalf of the Registrant.

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

   Mr. Alex Guidi has been a member of the board of directors and an officer since October 1996. Mr. Guidi has organized and financed five oil and gas companies including the Registrant. The other four companies are Walking Stick Oil and Gas Ltd., Trans-Orient Petroleum Ltd, AMG Oil Ltd. and Durum Energy Cons. Ltd. Mr. Guidi has been chairman of the board and a member of the board of directors of the Registrant since October, 1996. From July, 1988 to December, 1995, Mr. Guidi was a member of the board of directors of Trans-Orient Petroleum Ltd. and was elected a member of the board of directors on January 28, 1998 and chairman on April 22, 1998. From December, 1990 to May, 1996, Mr. Guidi was a member of the board of directors of Durum Cons. Energy Corp. and was president from August, 1992 to May, 1996. From August 6, 1997 Mr. Guidi has been a member of the board of directors of AMG Oil Ltd.

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

   Mr. Mark Katsumata was a director and officer from December, 1994 to November, 1995 and an officer from November, 1995 to February, 1997. Mr. Katsumata was appointed Secretary on October 15, 1997. Mr. Katsumata is a certified general accountant who was in public practice from 1990 to 1994 in Vancouver, B.C. In 1994 Mr. Katsumata joined the Registrant. Mr. Katsumata is also the secretary of Trans-Orient Petroleum Ltd., Durum Cons. Energy Corp., AMG Oil Ltd. and Gondwana Energy, Ltd. Mr. Katsumata is also the Corporate Secretary and Chief Financial Officer of Verida Internet Corp. He devotes approximately 20% of his time to the Registrant's matters.

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

   Subsequent Event

   On February 21, 2000, Mr. Guidi resigned as chairman but remained a director. On the same day, Mr. David McDonald replaced Mr. Guidi as Chairman of the Board and also became a member of the Board of Directors. Also, on November 16, 2000 Mr. Mark Katsumata resigned as corporate secretary and was replaced by Jeanette Watson.

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

ITEM 11. EXECUTIVE COMPENSATION

   The following table sets forth the aggregate compensation paid by the Company for services rendered during the period indicated:

                                                   SUMMARY COMPENSATION TABLE

                                      Annual Compensation             Long            Term         Compensation
                                                                      Awards                 Payouts
-------------------------------------------------------------------------------------------------------------------------------
a                 b           c                d            e              f             g             h               i
-------------------------------------------------------------------------------------------------------------------------------
Name and         Year        Salary           Bonus        Other         Restricted    Securities    LTIP         All Other
Principal                     ($)             ($)          Annual        Stock         Underlying    Payouts      Compensation
Position                                                Compensation     Awards        Options/      ($)
                                                            ($)            ($)            SARs
-------------------------------------------------------------------------------------------------------------------------------
David Bennett    1999             0               0       $ 60,899[2][3]          0       200,000           0                0
President, CEO   1998             0               0       $ 57,123          560,936 [1]   200,000           0                0
and Director     1997             0               0       $132,214                0       200,000           0                0
-------------------------------------------------------------------------------------------------------------------------------
Ronald Bertuzzi  1999             0               0              0                0             0           0                0
Director         1998             0               0              0                0             0           0                0
                 1997             0               0              0                0             0           0                0
-------------------------------------------------------------------------------------------------------------------------------
Alex P. Guidi    1999             0               0              0                0       500,000           0                0
Director         1998             0               0              0        2,944,914[1]    500,000           0                0
                 1997             0               0              0                0             0           0                0
-------------------------------------------------------------------------------------------------------------------------------
Brad J. Holland  1999             0               0              0                0       300,000           0                0
Director         1998             0               0              0                0     1,082,000           0                0
                 1997             0               0              0                0             0           0                0
-------------------------------------------------------------------------------------------------------------------------------
Mark Katsumata   1999             0               0              0                0             0           0                0
Secretary        1998             0               0              0                0             0           0                0
                 1997             0               0              0                0        10,000           0                0
-------------------------------------------------------------------------------------------------------------------------------

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

Compensation of Directors.

   It has been the past policy of the board of directors not to receive an annual salary for their services solely as a director. Rather, the directors have been compensated through stock awards and option grants as outlined in above "SUMMARY COMPENSATION TABLE". Certain directors also serve as executive officers of the Registrant and have received compensation for those services as outlined above in the "SUMMARY COMPENSATION TABLE

Aggregated Option/SAR Exercises and Fiscal 1999 Year-End Option/SAR Value Table.

   The following table sets forth certain information with respect to stock options held during fiscal 1999 by each of the Named Executive Officers, and the fiscal 1999 year-end value of unexercised options. The dollar values are normally calculated by determining the difference between the exercise or base price of the options and the fair market value of the underlying stock at the time of exercise and at fiscal year-end if unexercised, respectively. Within the following table no dollar values have been shown for the 1999 fiscal year as there has been no options exercised and the exercise price of the unexercised options held was at fiscal year end higher than the Registrant's quoted share price


No Options were granted to the directors or executive officers during the 1999 fiscal year.

                                                        Number of Securities               Value of Unexercised
                                                        Underlying Unexercised             In-the-Money at FY-End
                                                        Options/SARs Options/SARs (#)
                                                        at FY-END ($)
                        Shares          Dollar
                       Acquired         Value           Exercisable/                       Exercisable/
Name                  on Exercise     (#) Realized      Unexercisable                      Unexercisable
--------------------------------------------------------------------------------------------------------------------
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

Subsequent Event

On May 13, 2000 the option granted to Mr. Brad Holland expired unexercised. On October 30, 2000 the options granted to Mr. Alex Guidi and Dr. David Bennett also expired unexercised. On July 6, 2000 the Registrant granted new options to its directors and officers in the following manner:

                     Shares Underlying             Exercise       Expiry
Name                    the Option                   Price         Date
David Bennett              1,500,000                 $.50        July 6, 2005(1)
David Bennett              1,000,000                 $.60        July 6, 2005(2)
Alex Guidi                 1,000,000                 $.50        July 6, 2005(1)
Alex Guidi                 1,000,000                 $.60        July 6, 2005(2)
Ronald Bertuzzi              200,000                 $.50        July 6, 2005(1)
Brad Holland                 200,000                 $.50        July 6, 2005(1)
David McDonald               200,000                 $.50        July 6, 2005(1)
Mark Katsumata                40,000                 $.50        July 6, 2005(1)

(1) these options are subject to vesting provision in which 25% vests 6 months after the granting date while a further 12.5% vests every 6 months thereafter.

(2)   These options vest immediately on granting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Beneficial Holders of More Than Five Percent of Outstanding Shares

   The following schedule sets forth the Common Stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more of the Registrant's Common Stock, each director, individual, and all officers and directors of the Registrant as a group. All ownership shown is of record and reflects beneficial ownership as of March 20, 2000.

Name and
address of           Number of                                          Percent
owner                Shares               Position                      of Class

David Bennett[1]       428,000           President, CEO                   1.50%
Karori, Wellington                       and Director
New Zealand

Ronald Bertuzzi          1,790           Director                         0.07%
Vancouver, BC
Canada

Alex Guidi [2]       6,718,076           Chairman of Board               22.96%
Vancouver, BC
Canada

Brad Holland[3]        300,000           Director                         1.05%
Dhahran,
Saudi Arabia

Mark Katsumata           4,000           Secretary                        0.01%
Surrey, BC
Canada

ALL OFFICERS AND
DIRECTORS AS A
GROUP (5 persons)    7,451,866                                           25.04%

[1]   Of the 428,000 common shares reported to be beneficially owned 200,000 are held in a family trust of which Dr. Bennett is a beneficiary, 3,000 common shares are owned by Dr. Bennett's spouse Jenni Lean, and the final 200,000 relate to underlying common shares which are the subject of an option held within the family trust which can be exercised within 60 days.

[2]   Of the 6,718,076 common shares reported to be beneficially owned,
994,000 are the number of common shares which may acquired within 60 days through the exercise of options and warrants held by Mr. Guidi.

[3]   These reflect the number of common shares, which may be acquired within
60 days under a stock option, held by Mr. Holland.

Subsequent Event

Subsequent to December 31 1999, two events have occurred which have resulted in a change to the ownership percentages provided in the above table: the issuance of common shares as a result of the Registrant's purchase of Trans-Orient Petroleum Ltd.'s assets; and the recent granting of options to directors and officers. After taking into account these events, the following schedule sets forth the Common Stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more of the Registrant's Common Stock, each individual director, and all officers and directors of the Registrant as a group. All ownership shown is of record and reflects beneficial ownership as of October 31, 2000.

(a)   Security Held by Certain Beneficial Owners

Name and address                   Number of               Percent
of owner                           Shares                  of Class

Trans-Orient Petroleum Ltd.     12,552,672(1)              30.75% (1)
Vancouver, BC
Canada

(b) Security Held by Management

Name and address          Number of                 Position            Percent
of owner                  Shares                                        of Class

David Bennett              1,638,000            President, CEO         4.81% (2)
Karori, Wellington                              and Director
New Zealand

Ronald Bertuzzi              126,790            Director                .39% (3)
Vancouver, BC
Canada

Alex Guidi                 7,468,076            Director               21.84%(4)
Vancouver, BC
Canada

Brad Holland                 200,000            Director                .61% (5)
Dhahran,
Saudi Arabia

David McDonald               200,000            Chairman and Director    .61%(6)
Vancouver, BC
Canada

Mark Katsumata                14,000            Secretary               0.04%(7)
Surrey, BC
Canada

ALL OFFICERS AND
DIRECTORS AS A
GROUP (6 persons)          9,646,866                                    26.77%

(1) A part of the purchase price paid to Trans-Orient Petroleum Ltd. for the purchase of its assets, the Registrant issued, on March 29, 2000, 4,184,224 "A" Warrants. Each "A" Warrant will entitle the holder to purchase one additional common share of the Registrant in consideration for $0.50 per common share exercisable up to the end of business on the date which is one year from their issuance and thereafter for $0.75 per common share up to the close of business on the date which is two years from the date of issuance. Upon the exercise of the "A" Warrants by Trans-Orient Petroleum Ltd. and subject to a commercial discovery having occurred on the permits, the Registrant will issue to Trans-Orient Petroleum Ltd. one "B" Warrant for each "A" Warrant exercised. The "B" Warrants are exercisable at a price of $1.50 for a period of one year from the date of issue of the "B" Warrants. Of the 12,552,672 common shares reported to be beneficially owned, 4,184,224 are the number of common shares which may acquired within 60 days through the exercise of the "A" warrants issued. while an additional 4,184,224 are the number of common shares which may be acquired on the exercise of the "B" warrants.

(2) Of the 1,638,000 common shares reported to be beneficially owned 200,000 are held in a family trust which Dr. Bennett is a one of beneficiary of, 3,000 common shares are owned by Dr. Bennett spouse Jenni Lean, 1,000,000 relate to underlying common shares which are the subject of an option held by Dr. Bennett which can be exercised within 60 days while the final 405,000 relate to underlying common shares which are the subject of options held within the family trust which can be exercised within 60 days.

(3) Of the 126,790 common shares reported to be beneficially owned, 125,000 are attributable to the number of common shares which may acquired within 60 days through the exercise of options held by Mr. Bertuzzi.

(4) Of the 7,468,076 common shares reported to be beneficially owned, 1,644,000 are attributable to the number of common shares which may acquired within 60 days through the exercise of options and warrants held by Mr. Guidi.

(5) These reflect the number of common shares, which may be acquired within 60 days under a stock option,

(6) These reflect the number of common shares, which may be acquired within 60 days under a stock option

(7) Of the 14,000 common shares reported to be beneficially owned, 10,000 are attributable to the number of common shares which may acquired within 60 days through the exercise of options held by Mr. Bertuzzi.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following are reported as Related Party Transactions. The nature of the transaction, the affiliate(s) who had an interest in the transaction and the nature of the interest are included in the description of each of the transactions:

(a) On January 31, 2000 the Registrant announced that it had entered into a letter of intent to acquire all the assets of Trans-Orient Petroleum Ltd. A formal agreement has been finalized with formal closing of the Agreement occurring on March 31, 2000 while the effective date of the Agreement is January 1, 2000. The Agreement was subject to ratification by the shareholders of Trans-Orient Petroleum Ltd. at a General Meeting of the shareholders of Trans-Orient Petroleum Ltd., which was held on May 23, 2000. At the May 23, 2000 General Meeting, the Shareholders of Trans-Orient Petroleum Ltd. approved the sale of assets to Indo-Pacific Energy Ltd. pursuant to the terms of the Agreement of Purchase and Sale. The value placed upon the Assets by the Registrant and Trans-Orient Petroleum Ltd. was $4,089,836 less an intercompany loan from the Registrant to Trans-Orient Petroleum Ltd. in the amount of $1,042,928, resulting in a net consideration payable by the Registrant to Trans-Orient Petroleum Ltd. of $3,046,908. See
   ITEM 1. BUSINESS for a description of the assets acquired. As at January 31, 2000, Mr. Guidi was the chairman, a member of the board of directors and principal shareholder of Trans-Orient Petroleum Ltd. owning 15,501,400 common shares of Trans-Orient Petroleum Ltd. which represented 38.63% of Trans-Orient Petroleum Ltd.'s outstanding common shares. Mr. Guidi also owns options and warrants to acquire up to a further 6,000,000 common shares of Trans-Orient Petroleum Ltd. Dr. David Bennett was the president, director and a shareholder of Trans-Orient Petroleum Ltd. beneficially owning 200,000 common shares in Trans-Orient Petroleum Ltd. which represented 0.50% of Trans -Orient Petroleum Ltd.'s outstanding common shares. Additionally, Mr. Bennett beneficially owned warrants and options to acquire up to 1,225,000 common shares of Trans Orient Petroleum Ltd. The common shares, warrants and options attributable to Dr. Bennett are held in a family trust of which Dr. Bennett is one of the beneficiaries. Dr. Bennett's spouse, Jenni Lean, also owned 28,000 common shares in Trans-Orient Petroleum Ltd. Mr. Ron Bertuzzi owned 946,886 common shares of Trans-Orient Petroleum Ltd., which represented 2.36% of outstanding. Mr. Brad Holland owned 1,565,500 common shares in Trans-Orient Petroleum Ltd., which represents 3.90% of outstanding. Additionally, Mr. Holland owned warrants to acquire 2,000,000 common shares of Trans-Orient Petroleum Ltd. Mr. Mark Katsumata is the secretary and a shareholder of Trans -Orient Petroleum Ltd. owning 17,600 common shares of Trans-Orient Petroleum Ltd. which represents 0.04% of outstanding. In order to evaluate whether the transaction was fair amongst the Registrant and Trans-Orient Petroleum Ltd. the Registrant commissioned a fairness report by Evans & Evans Inc. Evans & Evans analyzed the terms of the proposed transactions and determined that the terms were supported by the valuation of the assets being exchanged. At the meeting of directors held on March 17, 2000 in which the resolution was passed to enter into the formal Agreement of Purchase and Sale of Assets, Mr. Alex Guidi and Dr. Dave Bennett declared their interest in the matter and abstained from voting. The remaining director in attendance at the meeting, David MacDonald, approved the resolution.

(b) At December 31, 1999, Trans-Orient Petroleum Ltd. owed a total of $1,062,211 including interest charges of $18,051 to the Registrant as a result of accrued joint venture permit expenditures which were paid by the Registrant on behalf of joint venture operations in which Trans-Orient Petroleum Ltd. was a participant with the Registrant. The majority of this amount relates to drilling the Whakutu-1 and Clematis-1 wells. The $1,062,211 outstanding was offset against the purchase price paid by the Registrant to Trans-Orient Petroleum Ltd. for the purchase of its permit interests. (See
   (a) above for management's interests in the transaction).

(c) The Registrant and Trans-Orient Petroleum Ltd., by agreement dated June 25, 1998, optioned up to 80% of the PEP 38256 permit to AMG Oil Ltd. In August 1998, AMG Oil Ltd. earned 30% of the permit by paying the cost of a 120 mile seismic survey. To earn an additional 50%, AMG was required to elect before December 4, 1998 to pay the cost of any additional seismic required to define two drilling prospects and to pay the dry hole costs of drilling two wells to a maximum of about US$2,100,000. The option agreement was modified by three subsequent agreements dated December 3, 1998, October 26, 1999 and February 23, 2000 which extended the period of time in which the AMG must exercise its option to acquire up to a further 50% interest in the 38256 permit area to June 16, 2000. Additionally, the February 23, 2000 amendment provided AMG with a choice of committing to: ('Option A') to earn an additional 50% in PEP 38256 from the Registrant by funding all expenditure including an agreed program of seismic work leading up to and including the drilling of two exploration wells. Alternatively, AMG may, at its election, earn an additional 35% the Registrant in the permit by funding all work leading up to and including the drilling of one exploration well ('Option B'). In the event that the AMG exercises Option B, it shall acquire a further option ('Option C') to earn an additional 15% in the permit by funding all further work up to and including a second exploration well on a separate exploration target. Option C must be exercised within 30 days of reaching the predetermined target depth in the exploration well drilled pursuant to exercise of Option B. As at February 23, 2000 Mr. Guidi was the president, a member of the board of directors and the principal shareholder of AMG. Oil Ltd., owning 4,477,500 common shares of AMG Oil Ltd., which represented 31.53% of AMG Oil Ltd.'s outstanding common shares. Dr. David Bennett was a member of AMG Oil Ltd.'s board of directors and beneficially owned 20,000 common shares in AMG Oil Ltd., which represented 0.14% of AMG Oil Ltd.'s outstanding common shares. Mr. Ron Bertuzzi owned 1,103,000 common shares of AMG Oil Ltd., which represented 7.77% of outstanding. Mr. Brad Holland owned 1,173,500 common shares in AMG Oil Ltd. that represents 8.26% of outstanding. Mr. Mark Katsumata was the secretary and treasurer of AMG Oil Ltd. and beneficially owned 5,000 common shares of AMG Oil Ltd. which represented 0.04% of outstanding. The Registrant's management approved the amendment of the option agreement, and no steps were taken to independently determine the fairness of the transaction.

(d) On March 17, 1999 the Registrant partially exercised its share purchase option in AMG Oil Ltd. and acquired 800,000 common shares at a cost of $400,000. As at March 17, 1999, Mr. Guidi was a member of the board of directors and the principal shareholder of AMG. Oil Ltd., owning 4,477,500 common shares of AMG Oil Ltd., which represented 31.53% of AMG Oil Ltd.'s outstanding common shares. Dr. David Bennett was the president and a member of AMG Oil Ltd.'s board of directors and beneficially owned 20,000 common shares in AMG Oil Ltd., which represented 0.14% of AMG Oil Ltd.'s outstanding common shares. Mr. Ron Bertuzzi owned 1,103,000 common shares of AMG Oil Ltd.

   which represented 7.77% of outstanding. Mr. Brad Holland owned 1,070,500 common shares in AMG Oil Ltd. that represents 7.54% of outstanding. Mr. Mark Katsumata was the secretary and treasurer of AMG Oil Ltd. and beneficially owned 5,000 common shares of AMG Oil Ltd. which represented 0.04% of outstanding. The Registrant's management approved the exercise of the options and no steps were taken to independently determine the fairness of the transaction.

(e) During the year ending December 31, 1999, the Registrant paid $27,177 in office rental fees to the DJ & JM Bennett Family Trust, which owns the building in which the Registrant's New Zealand office is located.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

B.   Reports on Form 8-K

     On April 13 ,2000 the Registrant filed a Form 8-K detailing the Asset Purchase between the Registrant and Trans-Orient Petroleum Ltd.

C.   Index to Exhibits

     The following Exhibits are incorporated by reference:

Exhibit
Number     Document Description

10 Asset Purchase Agreement between the Registrant and Trans-Orient Petroleum Ltd. [1]
13         Registrant's Form 10-Q for the quarter ending March 31, 2000 [2]
27         Financial Data Schedule [3]
99.1       PEP 38256 Option Amending Agreement [3]
99.2       Change in conditions to permit PEP 38723 [3]
99.3       Farm-out Agreement on PEP38330 [3]

[1] herein incorporated by reference as previously included in our Form 8-K filed on April 13, 2000.

[2] herein incorporated by reference as previously included in our Form 10-K filed on April 12, 2000.

[3] herein incorporated by reference as previously filed on our Form 10-Q on August 10, 2000.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report and any amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

INDO-PACIFIC ENERGY LTD.

Date: November 29, 2000        By: /s/ Dr. David Bennett
                                   ---------------------------------------------
                                   Dr. David Bennett, President & Chief
                                   Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

By: /s/ Dr. David Bennett
----------------------------------------------
Dr. David Bennett, Director President & Chief Executive Officer
(Principal Executive Officer)

By: /s/ Mr. John Burt
----------------------------------------------
Mr. John Burt, Controller

By: /s/ Mr. Ronald Bertuzzi
----------------------------------------------
Mr. Ronald Bertuzzi, Director

By: /s/ Mr. Alex Guidi
----------------------------------------------
Mr. Alex Guidi, Director