Form 10-K/A
period 1999-12-31
INDO PACIFIC ENERGY LTD
filed 2001-04-05
CIK 1041829

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A2

  AMENDMENT NO. 2 TO THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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


        Securities registered pursuant to Section 12(g) of the Act:
        -----------------------------------------------------------

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

      On August 21,2000 the National Association of Securities Dealers (the "NASD") removed the Registrant's Common Shares from trading on the NASD Over-the-Counter Electronic Bulletin Board (the "OTCBB") because the Registrant did not meet NASD eligibility rule 6530(b)(1). From August 20, 2000 until present the Registrant's Common Shares have not traded on an organized market.

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

      The Registrant employs six people in its Wellington New Zealand office. The persons employed in the Wellington office are the president/chief executive officer and five persons occupied with technical support, joint venture accounting, office management and New Zealand, Australian and PNG corporate affairs. The Registrant is also provided office space in Vancouver, B.C. in which one person is employed by the Registrant to provide shareholder relations. The Registrant also receives office use and management, reception, legal and accounting services from DLJ Management Ltd. DLJ Management Ltd. maintains a Vancouver, B.C. office where it employs seven people who devote approximately 30% of their time to matters relating to the Registrant. DLJ Management Ltd. charges the Registrant for the services on a cost recovery basis.

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

      In New Zealand, Petroleum Exploration Permits ("PEP") are granted to the successful bidder for that area, if made available by government promulgation, or the first applicant for an area not so promulgated; and generally prescribe work to be performed over the term of the permit. Permits contain a work program approved by the Minister of Energy. Under the Crown Minerals Act of 1991, a Petroleum Exploration Permit, grants the right to explore for petroleum for a term of five years and may be extended for up to ten years on conditions the Minister of Energy considers appropriate. If the holder of an exploration permit discovers a deposit or occurrence to which the exploration permit relates and satisfies the Minister of Energy that the results of exploration justify granting a mining permit, the holder may, on application before the expiry of the exploration permit, obtain a Petroleum Mining Permit ("PMP") for up to 40 years for such part of the land as the deposit or occurrence relates, and exchange the exploration permit for such part of the land. Changes to the conditions prescribed in a permit may be made by application to the Minister of Energy if the holder of a permit is in substantial compliance with the conditions of the permit.

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

   2. Limited Financial Resources and Lack of Sufficient Capital. The Registrant's auditors for the 1999 fiscal year have expressed substantial doubt as to the Registrant's ability to continue as a going concern. The Registrant has limited financial resources and may not be able to raise sufficient funds to sustain, continue or expand its business. Currently the Registrant does not have sufficient capital to satisfy the required capital expenditures for the 2001 fiscal year in order to maintain the Registrant's interests in its permits (See ITEM 1- Plan of Operation). Should the

   Registrant fail to raise additional capital, or fail to enter into agreement with third parties to fund permit obligations, or fail to renegotiate such obligations, the Registrant may be unable to carry out its plan of operations and may be forced to abandon some of its permit interests (See Risk Factor #14). The Registrant currently has limited revenues and relies on farmout of expenditure to third parties, and issuance of common shares to raise funds to finance the business of the Registrant. In order to satisfy the required capital expenditures for the upcoming fiscal year in order to maintain the Registrant's interests in its permits, the Registrant will either have to raise additional capital through the issuance of common shares, or enter into agreements with third parties to fund permit obligations, or renegotiate such obligations. There is no assurance that market conditions will continue to permit the Registrant to raise funds if required, or that the Registrant will be able to enter into agreement with third parties to fund permit obligations, or be able to renegotiate such obligations. Due to the above uncertainties the auditors' report expressed substantial doubt about the Registrant's ability to continue as a going concern.

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

* The Registrant has Permits in the Timor Sea (ACP26 and ACP 19), an area governed by Australian Law.

* The Registrant has a Permit in the Zone Of Cooperation between Australia and East Timor (ZOCA) (ZOCA 96-16) an area which is governed by both The
   Republic of East Timor and Australia. Currently the Royalty regime in the ZOCA is being re-negotiated by the United Nations on behalf of the Republic of East Timor, and Australia. The Registrant has no control over the outcome of these negotiations in the ZOCA regarding the royalty/revenue or tax take by The Republic of East Timor.

* The Registrant has Permits in Papua New Guinea (PPL 215, PPL 192, PPL 157, PPL 213) which are subject to the rule of the democratic government of the nation of Papua New Guinea.

* The Registrant has Permits in New Zealand (PEP's 38 330, 38332, 38328, 38720, 38736, 38716, 38723, 38 339, 38256 and PMP 38148) where the government has a right to either a 5% Ad Valorum Royalty or 20% accounting profits tax.

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

   13. Marketing of Petroleum Products. The availability of products sold, or to be sold, by the Registrant may be restricted or rendered unavailable due to factors beyond the control of the Registrant, such as change in laws in the jurisdictions in which the properties of the Registrant are located, changes in the source of supply in foreign countries, prohibition on use due to testing and licencing requirements and in certain areas of the world civil disorder or governmental confiscation without compensation

   14. Effect of Different Currencies for Revenue and Expenses. The Registrant holds its cash reserves and receives the majority of its revenues in US dollars, but incurs the majority of its expenses and its petroleum property expenditures in Australian and New Zealand dollars. Subsequent to the reporting date, the value of both the Australian and New Zealand currencies has depreciated against the value of the US currency to the benefit of the Registrant during that period. An increase in value of either of the New Zealand and Australian dollar versus the US dollar would have a detrimental effect to the Registrant as the Registrant's expenses incurred would, in turn, increase in US dollars. Conversely a decrease in either of the New Zealand and Australian dollars increases the value of the Registrant's cash reserves and decreases the expenses in US dollars.

   15. Inadequacy of Public Market. As of August 21, 2000 the Registrant's common shares were de-listed from trading on the OTCBB as the Registrant had outstanding comments on its initial 1934 Exchange Act registration statement from the Securities and Exchange Commission. In order to be re-listed on the OTCBB, the Registrant is required to achieve a "no comment" status with Securities and Exchange Commission. There is currently no organized market within which the Registrant's common shares can be traded. If the Registrant reaches a no comment state with the Securities and Exchange Commission, the Registrant is required to thereafter maintain its status as a "reporting" issuer under the Securities Exchange Act of 1934 (the "34 Act"), in order to be traded by broker-dealers regulated by the National Association of Securities Dealers. There can be no assurance that a stable market for the Registrant's common shares will ever be developed or be sustained once developed. It should be assumed that the market for the Registrant's common shares will continue to be somewhat illiquid, sporadic and volatile. These securities should not be purchased by anyone who cannot afford the loss of the entire investment. If the Registrant fails to achieve a "no comment" status with the Securities and Exchange Commission, the Registrant's shareholders may not be able to sell their shares in the public market within the United States. There can be no assurance that the Registrant can or will obtain or maintain such status.

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

   19. Dealings With Associated Companies. The Registrant has acquired interests in some petroleum properties with, or from, or transferred interests to, other companies or their respective subsidiaries, being Trans-Orient Petroleum Ltd., Durum Cons. Energy Corp., Gondwana Energy Ltd. and AMG Oil Ltd., which have common or connected management, and the same principal shareholder. The percentage participation of the Registrant and another associated company in a property is determined by the boards of directors of each such company in accordance with the best business judgment of the board based on the assessment of the relative requirements and abilities of the companies to participate and applicable law. Persons who are not willing to rely on the exercise of judgment by the respective boards of directors in determining the participation in properties should not consider an investment in the shares of the Registrant or of other associated companies. See ITEM 2 -DESCRIPTION OF PROPERTY, ITEM 10-DIRECTORS AND OFFICERS OF REGISTRANT AND
   ITEM 13-INTERESTS OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.


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

The following properties which are discussed in this ITEM 2.

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

[1] Operated by the Registrant. See Item 13 - Certain Relationships and Related
    Transactions

New Zealand

      Unless otherwise indicated, petroleum exploration permits granted in New Zealand provide for the exclusive right to explore for petroleum for an initial term of five years, renewable for a further five years over one-half of the original area. The participants are allowed to exceed the committed work programs for the permits or apply for extensions or reductions of such work programs for any particular year. Any production permits granted will be for a term of up to 40 years from the date of issue. The New Zealand government has reserved a royalty of the greater of 5% of net sales revenue or 20% of accounting profits from the sale of petroleum products. No performance bond is required, but in the event that the permit holder(s) do not satisfy the regulatory agency that they have met the performance obligations of the committed work program (or such variation as may have been agreed with the regulatory agency), the government has the power to cancel the permit.

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

      During the year the Registrant and its partner concentrated their exploration efforts within this permit on three prospects: the Napier, Whakatu and Mai Mai by collecting 25 miles of new seismic data over these areas. Subsequent processing and mapping of the seismic confirmed the Whakatu Prospect, located near the city of Hastings, as a drillable prospect with the other prospects also considered as possible future drilling sitesThe Whakatu-1 well was then drilled during January and February 2000 to test a large anticlinal structure located near the city of Hastings The well was drilled to a total depth of 4800 feet; and although there were some hydrocarbon indications during drilling, electric logging of the well did not reveal any reservoir zones worthy of flow testing, The. Whakatu-1 well was, therefore, plugged and abandoned in early February. The permit area has ongoing exploration potential, and other prospects and leads will be reviewed in the light of the results of Whakatu-1 before any further exploration program is defined.

      Current gas consumption in this area is around 2.5 billion cubic feet per annum. This is supplied by an eight inch pipeline from the Taranaki area on the west coast of the North Island (220 miles from Hastings). This pipeline passes through the center of the PEP 38328 permit and the adjacent PEP 38332 permit area, giving Indo-Pacific excellent access to the national gas pipeline infrastructure as well as close proximity to the local market..

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

      Through the past acquisition of nearly 68 miles of new seismic, reprocessing of over 100 miles of existing seismic and the completion of a variety of geological studies, a number of exploration leads and prospects have been identified. During the year, the Registrant and the other participants acquired a further 43 miles of seismic data over the Tukipo Lead and other areasSubsequent processing and mapping of the seismic have ruled out the Tukipo Lead as a favorable drilling prospect. The Boar Hill Prospect which has been defined by earlier seismic mapping is being considered as a possible drilling target by the permit participants, as also are a number of seismic and surface geology leads, including Speedy, Waewaepa and Oparae A further four mile seismic line was acquired over Speedy in January 2000, and confirmed a closed structure, which is now being considered for drilling to about 3000 feet depth in mid 2000.

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

PEP 38256 was granted on August 25, 1997 to the Registrant and to Trans-Orient Petroleum Ltd.

      The Registrant and Trans-Orient Petroleum Ltd. by agreement dated June 25, 1998 optioned up to 80% of the permit to AMG Oil Ltd. In August 1998 AMG Oil

Ltd. earned 30% of the permit by paying the cost of a 120 mile seismic survey. To earn an additional 50%, AMG was required to elect before December 4, 1998 to pay the cost of any additional seismic required to define two drilling prospects and to pay the dry hole costs of drilling two wells to a maximum of about US$2,100,000. The option agreement was modified by three subsequent agreements dated December 3, 1998, October 26, 1999 and February 23, 2000 which extended the period of time in which the AMG must exercise its option to acquire up to a further 50% interest in the 38256 permit area to June 16, 2000. Additionally, the February 23, 2000 amendment provided AMG with an option to earn up to an additional 50% in PEP 38256 from the Registrant by funding all expenditure including an agreed program of seismic work leading up to and including the drilling of two exploration wells. In June 2000 AMG Oil Ltd. exercised its option to acquire a further 50 % and thereby own an 80 % interest in the permit area by funding all the costs associated with the drilling of two exploration wells on the PEP 38256 permit. After exercsing the option AMG Oil Ltd. proceeded to pay for the costs of the drilling by further farmouts of its 80% to Orion Exploration Limited, Durum Energy Cons. Ltd. and Magellan Petroleum Australia Ltd

      In February 1999, The Registrant and its joint venture partners completed a 165 mile 2D seismic program as a second stage follow up survey to the joint venture's earlier 120 mile seismic survey. The second phase of seismic surveys were paid solely by AMG Oil Ltd. Field sampling and laboratory analysis has identified several potential source and reservoir rock sequences.

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

On November 13, 2000 the Registrant announced that the Arcadia-1 well had spudded.

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

      The initial focus of exploration on this permit has been the onshore Blind River Anticline, a feature that BP geologists mapped as an area of interest several decades ago. The Registrant acquired 15 miles of new seismic data over the Blind River area in March 1999. The data was of poor quality, which has hindered interpretation. Further geological and geophysical work is being considered.

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

      Oil and gas production and sales revenue during the Registrant's last three fiscal years:

               Oil              Oil                  Gas             Gas
Year       Sales (bbl)      Revenue (US$)     Sales(000 scf)     Revenue (US$)

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

      A workover of the Ngatoro-1 well was completed successfully in mid-June 1999, adding approximately 280 barrels of oil per day to production (approximately 14 barrels per day net to the Registrant). The joint venture participants have also approved workovers of the Ngatoro-9, Ngatoro-11 and Ngatoro-1 production wells which should add at least 100 barrels of oil per day to production. At the 1999 year end, production from the field was averaging approximately 1100 barrels of oil per day and 2.6 million cubic foot of gas per day (approximately 55 barrels per day of oil and 130,000 cubic foot per day of gas net to the Registrant). Drilling of two new wells to test separate oil prospects is being considered.

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

Petroleum Exploration Permit PEP 38720 (100%)

      PEP 38720 was granted on September 2, 1996.The permit is approximately 6,322 acres in area. The Registrant has completed the work program of seismic data collection, seismic reprocessing and modeling and reservoir engineering studies on offset wells required for the first two and a half years. The remaining work program required the Registrant to drill one exploration well prior to September 2, 1999 and either commit to a satisfactory work program for the remainder of the permit term or surrender the permit. The Clematis-1 well was spudded in early December 1999 to test the shallow potential of the Waitoriki Structure. Clematis -1 well reached its Target Depth of 5900 feet on December 20, 1999. Following a review of electric logs from the well, the decision was made to plug and abandon the well, as it was not considered that any zones would flow hydrocarbons at commercially viable rates. At some later date, the structure's major gas potential in the deeper play zones to 13,000-foot depth are planned to be tested with a deep well.

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

AUSTRALIA

      Offshore exploration permits granted in Australia provide for the exclusive right to explore for petroleum for an initial term of six years, renewable for an unlimited number of five-year terms over one-half of the remaining area at each renewal. The participants are allowed to exceed the committed work programs for the permits or apply for extensions or reductions of such work programs for any particular year. Any production permits granted will be for a term of 21 years from the date of issue, renewable for a further 21 years. In addition to general Australian taxation provisions, most offshore permits, including all of the Company's Australian permits, are subject to Petroleum Resource Rent Taxation at the rate of 40% on a project's net income after deduction of allowable project and exploration expenditures, with undeducted exploration expenditures compounded forward at the Long-Term Bank Rate ("LTBR") plus 15% and project expenditures at LTBR plus 5% No performance bond is required, but in the event that the permit holder(s) do not satisfy the regulatory agency that they have met the performance obligations of the committed work program (or such variation as may have been agreed with the regulatory agency), the government has the power to cancel the permit.

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

      Nearby commercial oil fields include the Jabiru, Challis and Skua oil fields, which have maintained long term production. These have been profitable producers using low cost FPSO (floating production, storage and offloading) technology which enables profitable production even at low oil prices. Other mostly uneconomic discoveries including the Montara, Bilyara and Tahbilk (oil and gas) discoveries west of the permit area and the Talbot oil field adjacent to the permit area. Petroleum discoveries in the region have been made in Triassic and Lower to Mid Jurassic sandstones.

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

      Two hydrocarbon traps along trend from the Talbot oil field have been identified and mapped from interpretation of a 100 square mile 3D seismic survey purchased in 1998. Several other leads have been identified from interpretation of 2D seismic data, including a stratigraphic trap in the east of the permit. A large fault trap, the Rossini Prospect, has been identified as the most attractive drilling target. Presentations of the results at various industry forums are being conducted with a view to securing a farm out with third parties to fund the drilling of an exploration well, planned for late 2000.

      An industry standard operating agreement is near finalization. Before execution of an operating agreement, the participants proceed in accordance with local industry conventions.

      For work planned to be done before December 31, 2000 on AC/P26 and its estimated cost, see Item 1. Business - Plan of Operations.

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

           ZOCA 96-16 is subject to an annual contract service fee of US$125,000 and a production sharing agreement with the Australia-Indonesia Joint Authority. For the first five years of production, the Joint Authority is entitled to 50% to 70% of the initial 10% of gross production, and of the initial 20% of gross production for each year thereafter. Any excess production, after deduction of allowable operating costs and investment credits of 127% of exploration expenditures, is shared with the Joint Authority at rates of 50% to 70%. In addition, any taxable income from the area is also subject to a combined tax regime, with an effective corporate tax rate of 42%. The production sharing agreement has a stated term of 30 years but if no petroleum has been located in commercial quantities before November 14, 2002 the participants may by notice extend the term over the remaining area to November 14, 2006. If no petroleum has been discovered in commercial quantities by this date, the contract will terminate. Before November 14, 2002 the participants are required to relinquish a further 25% of the difference between the area granted in the production sharing contract less any area allocated to a commercial discovery. In the event that the permit holder(s) do not satisfy the regulatory agency that they have met the performance obligations of the committed work program (or such variation as may have been agreed with the regulatory agency), the Joint Authority has the power to cancel the permit, and to require payment of any outstanding portion of the annual service fee remaining to be paid to the end of the 6 year permit term.

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

PAPUA NEW GUINEA

Petroleum Prospecting Licenses in Papua New Guinea are granted for a standard 6 year term, on the basis of an acceptable program of work. In the event that the permit holder(s) do not satisfy the regulatory agency that they have met the performance obligations of the committed work program (or such variation as may have been agreed with the regulatory agency), the government has the power to cancel the permit, and to require forfeiture of a license bond of between Kina 50,000 to Kina 100,000 (3 Kina = approx $1) .

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

CHINA

      Technical Study Area, Nanling and Wuwei Basins, Anhui Province, China(50%)

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


(1) OTCBB quotations may reflect interdealer prices, without retail markup, markdown or commission and may not necessarily reflect actual transactions.
(2) The source for the quotations listed between the first quarter 1998 until the first quarter 2000 is found at the OTCBB's own website located at www.otcbb.com. All quotes thereafter are from the Canada Stockwatch website located at www.canada-stockwatch.com.
(3) quotations are provided until the date the Registrant's shares were de-listed from trading on the OTCBB. On August 21,2000 the National Association of Securities Dealers (the "NASD") removed the Registrant's Common Shares from trading on the OTCBB because the Registrant did not meet NASD eligibility rule 6530(b)(1). From August 20, 2000 until present the Registrant's Common Shares have not traded on an organized market.

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

Rights to Acquire Common Shares on Exercise of Options

      No options to acquire the common shares of the Registrant were issued during the fiscal year ending December 31, 1999. At the Annual General Meeting of Shareholders held in June 1998, the Registrant did receive approval to grant options to directors, officers and employees. In March 1999 the registrant announced that it intended to cancel all previously granted but unexercised options and grant directors, officers and employees new options to acquire 5.6 million common shares in the capital stock of the Registrant at a price of US$0.85 per share. The plan to grant options to directors, officers and employees to aquire up to 5.6 million Common Shares of the Registrant at $0.85 was not carried out by the Registrant and the previously issued options were not cancelled. The Registrant did not carry out the plan as management later determined that it was not in the best interests of the Registrant to grant the options while the final results of from the ongoing Huinga-1 exploration well had not yet been made public. The previously issued options that were not cancelled were allowed to expire unexercised in May and October of 2000.

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

Rights to Acquire Common Shares on Exercise of Warrants

      No warrants to acquire the common shares of the Registrant were issued during the fiscal year ending December 31, 1999. The names, holdings, exercise price and expiry date of outstanding warrants to purchase common shares of the Registrant are as follows:

Name              Number of Share            Purchase     Expiration Date
                  Purchase Warrants [1]      Price

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

                             1999            1998            1997            1996            1995[1]      1995[2]
Current assets            $ 6,408,980     $ 9,047,114     $10,872,800     $ 9,597,265     $ 1,024,635     $   575,210
Investments                   740,000       1,500,000            -               -               -               -
Pet. & Gas                  3,656,224       2,819,946       1,929,839       1,113,928          60,438          10,320
Prop. & Equip                 143,961         134,076         115,244          34,933           6,150            -
Incorp costs                     -               -               -               -                867             867
Total assets               10,949,165      13,501,136      12,917,883      10,746,126       1,092,090         586,397
Share capital              18,245,867      18,253,992      18,376,476      15,512,578       4,993,739       4,397,920
Deficit                    (7,644,685)     (6,471,552)     (5,591,864)     (4,853,487)     (3,968,214)     (3,824,570)
Cum. comp. adjustment          70,000       1,561,800          87,567            -               -               -

Gross rev.                    658,783         684,765         870,059         426,432          38,980          25,768
Net loss                   (1,173,133)       (879,688)       (738,377)       (885,273)       (143,644)        (50,706)
Other comp.
 income (loss)             (1,491,800)      1,474,233          87,567            -               -               -
Comp. income (loss)        (2,664,933)        594,545        (650,810)       (885,273)       (143,644)        (50,706)
Net Loss per Share              (0.04)          (0.03)          (0.03)          (0.04)          (0.01)          (0.01)

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

Liquidity

      As of December 31, 1999 the Registrant had $6,130,997 in working capital as compared with $8,890,218 as of December 31, 1998 and $10,827,096 as of December 31, 1997. For the upcoming fiscal year, the Registrant does not have sufficient capital to satisfy all the capital expenditures which are necessary to satisfy the prescribed work commitments contained within the Registrant permit license grants and joint venture agreements see ITEM 1 BUSINESS- Plan of Operations. In the event that the Registrant does not farm-out major capital expenditures or renegotiate or reschedule commitments, the required permit expenditures for the upcoming fiscal year will, if fully committed to, exhaust the Registrant's current working capital with the result that the Registrant will not have sufficient working capital to continue its operations without further infusions of capital. The production revenue and interest income which the Registrant receives is not sufficient to satisfy the Registrant's operating expenses and as such these revenues will not improve the Registrant's anticipated deficiency in working capital. In order to satisfy the required capital expenditures for the upcoming fiscal year, the Registrant will need to raise additional capital from outside sources, or to farm-out capital expenditures, or to reschedule commitments. The Registrant relies on its ability to raise additional capital through the issuance of common shares, which has a dilutive effect on the Registrant's shareholders. It is uncertain whether the Registrant will be able to secure outside sources of capital in an amount that is sufficient for it to continue with its current operations on its permits. The Registrant's current plan is to endeavor to enter into farm out arrangements with third parties to reduce its capital exposure on exploration drilling programs The Registrant may also reschedule commitments and/or withdraw and/or dispose of some or all of its permit interests in order to reduce the capital requirements attributable to the Registrant. Subsequent to the reporting date, the Registrant has met all permit commitments, either by direct funding or by farm-out of parts of its permit interests to third parties, and is investigating the possibility of raising additional capital in Australia (subject, of course, to meeting all regulatory requirements in all applicable jurisdictions) to meet future capital commitments in fiscal 2001 and beyond. Accordingly, the Registrant's working capital has only reduced to approximately $2.5 million at November 2000.

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

Anticipated Total Work Obligation Before December 31, 2000
(As at 31 December 1999)

Property               Description of Work                            (US$)                    Source of funds
--------------------------------------------------------------------------------------------------------------------------------
Developed
PMP 38148              Workovers of Ngatoro-1/-9/-11                    51,250             Ngatoro oil and gas revenue

Undeveloped
PEP 38330              Seismic acquisition & studies                    10,250             Funded by Working Capital
PEP 38335              Seismic acquisition and 1 well                  292,250             Working capital and farmout
PEP 38328              Drill Whakatu-1 well & studies                  432,750             Funded by Working capital
PEP 38332              Seismic acquisition and 1 well                  376,250             Funded by Working capital
PEP 38736[1]           Seismic acquisition & studies                   131,000             Funded by Working capital
PEP 38716              Administration & geological studies              19,500             Funds in Joint Venture
PEP 38720              Well review & 3D seismic data purchase           65,000             Funded by Working capital
PEP 38723              Seismic acquisition and 1 well                  604,000             Funded by Farmout
PEP 38339              Marine seismic acquisition                       80,500             Renegotiated/not required
PEP 38256              Drill 1 well                                    868,750             Funded by Farmout
AC/P19                 3D seismic data purchase                        103,000             Funded by Working capital
AC/P31                 Administration & geological studies               8,000             Funded by Working capital
AC/P26                 Administration & geological studies              18,000             Funded by Working capital
ZOCA 96-16             Drill 1 well (carried through cost) & admin      22,500             Funded by Working capital & Farmout
PPL 192                Drill 1 well                                  3,000,000             Deferral until funded by farmout
PPL 215                Administration & geological studies              67,500             Funded by Working capital
PPL 157                Administration & geological studies              15,000             Funded by Working capital
PPL 213                Administration & geological studies               9,000             Funded by Working capital
                                                                    ----------------------------------------------------------
     TOTAL                                                          $6,174,500

      This table includes the additional estimated expenditure as a consequence of the acquisition of the permit interests of Trans-Orient Petroleum Ltd.

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

      The significant commitments for the next [6-12 months to mid 2000] to be funded are as follows:

Property               Description of Work                            (US$)                    Source of funds
Developed
PMP 38148              Exploration well GO880                          650,000             Farmout 75% / revenue
                       (and completion)                                                    and working capital

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

      Except for the Registrant's interest in Petroleum Mining Permit ("PMP") 38148, the Registrant's petroleum permits are in the exploration stage and do not generate any production revenues. The Registrant holds a 5% participating interest and revenue interest in PMP 38148 located in the Taranaki Basin, North Island, New Zealand. PMP 38148 has six producing oil wells, four producing gas wells and two shut-in gas and oil wells. The Registrant receives 5% of the total revenues from oil and gas production in PMP 38148.

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

      As a result of the Registrant's recent acquisition of Trans-Orient Petroleum Ltd.'s exploration assets, the Registrant anticipates that:

      (1) There should be no change in cost of acquisition subsequent to the acquisition of Trans-Orient's assets. There should be no significant change in other costs as a result of the acquisition, apart from some small increase in Registrant administration costs, which should be less than US$50,000, and

      (2) The Registrant will incur approximately $675,840 in additional exploration commitment in fiscal 2000 which are attributable to the permit interests acquired from Trans-Orient Petroleum Ltd. The estimated costs of these additional commitments are included in the preceding Total Work Obligation table in the Capital Resources section.

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
--------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1 and 9)

Stockholders' Equity

Common stock without par value (Note 10);
100,000,000 shares authorized;
Issued and outstanding at December 31,
  1999 and 1998: 28,262,398 shares                  18,245,867       18,253,992
Accumulated deficit                                 (7,644,685)      (6,471,552)
Cumulative comprehensive adjustment                     70,000        1,561,800
--------------------------------------------------------------------------------

Total Stockholders' Equity                          10,671,182       13,344,240
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity        $ 10,949,165     $ 13,501,136
================================================================================

Approved by the Directors:

/s/ David Bennett                          /s/ Alex Guidi
-------------------------------------      -------------------------------------
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

For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                                                         Cumulative           Total
                                         Common Stock              Accumulated          Comprehensive      Stockholders'
                                  ---------------------------
                                    Shares         Amount           Deficit               Adjustment          Equity
                                  -----------------------------------------------------------------------------------------
Balance at December 31, 1996      26,933,398     $ 15,512,578     $ (4,853,487)         $      -             $10,659,091

Common stock issued for
 private placement                 1,000,000        1,800,000             -                    -               1,800,000
Common stock issued for
 exercise of stock options           279,000          652,151             -                    -                 652,151
Common stock issued for
 exercise of warrants                 50,000          125,667             -                    -                 125,667
Net compensation expense
 from stock options                     -             286,080             -                    -                 286,080
Net loss during the year                -                -            (738,377)                -                (738,377)
Unrealized gain on marketable
 securities                             -                -                -                  87,567               87,567
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997      28,262,398     $ 18,376,476     $ (5,591,864)         $    87,567          $12,872,179

Common stock issued for
 private placements                1,406,250            9,774             -                    -                   9,774
Cancellation of previously
 issued common stock              (1,406,250)          (3,258)            -                    -                  (3,258)
Net compensation recovery
 from stock options                     -            (129,000)            -                    -                (129,000)
Net loss during the year                -                -            (879,688)                -                (879,688)
Unrealized gain on marketable
 securities and investments             -                -                -               1,474,233            1,474,233
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998      28,262,398     $ 18,253,992     $ (6,471,552)         $ 1,561,800          $13,344,240

Net compensation recovery
 from stock options                     -              (8,125)            -                    -                  (8,125)
Net loss during the year                -                -          (1,173,133)                -              (1,173,133)
Unrealized loss on marketable
 securities and investments             -                -                -              (1,491,800)          (1,491,800)
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999      28,262,398     $ 18,245,867     $ (7,644,685)         $    70,000          $10,671,182
===========================================================================================================================


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
================================================================================

     See accompanying notes to the consolidated financial statements

================================================================================
INDO-PACIFIC ENERGY LTD.
Consolidated Schedules of General and Administrative Expenses
(Expressed in United States Dollars)
================================================================================


For the Years Ended December 31,         1999           1998          1997
--------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES

Accounting and audit                   $      46,189  $    43,576  $     54,165
Compensation expense (recovery), net          (8,125)    (129,000)      286,080
Consulting fees (Note 8)                      29,751       44,081       150,298
Corporate relations and development           46,775       57,938        71,548
Depreciation                                  72,380       53,096        10,810
Filing and transfer agency fees                4,836       11,413         9,803
Foreign exchange loss (gain)                 (42,886)      14,771       239,713
Legal                                         50,795      113,101        61,395
Office and miscellaneous                     110,152      127,988        68,614
Printing                                      67,243      109,453       104,901
Rent (Note 8)                                 57,294       70,132        33,791
Telephone                                     39,823       51,176        23,005
Travel and accommodation                      52,530       54,470       101,567
Wages and benefits                           159,618       64,922        31,879
Recovery of general and
  administrative expenses                   (153,878)    (123,637)         -
                                       -----------------------------------------
                                       $     532,497  $   563,480  $  1,247,569
                                       =========================================

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

For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------


NOTE 7 - OIL AND GAS PROPERTIES

Oil and gas properties are comprised as follows:

                                         Net Book                                      Net Book
                                         Value at       Additions      Depletion/      Value at
                                       December 31,     During the    Recoveries/     December 31,
                                           1998            Year       Write Downs        1999
                                       --------------------------------------------------------------
Proved:
New Zealand
PMP 38148
 Ngatoro Oil Field                     $    417,435     $     61,457    $   (104,475)  $    374,417
                                       --------------------------------------------------------------
Total Proved                                417,435           61,457        (104,475)       374,417
                                       --------------------------------------------------------------

Unproved:
New Zealand
  PEP 38256 - Exploration                    29,920           16,670            -            46,590
  PEP 38328 - Exploration                   645,836          218,100        (142,207)       721,729
  PEP 38330 - Exploration                   194,286           16,893            -           211,179
  PEP 38332 - Exploration                   194,961           43,451            -           238,412
  PEP 38335 - Exploration                     3,829            6,979            -            10,808
  PEP 38339 - Exploration                     4,270           35,427            -            39,697
  PEP 38716 - Exploration                   370,781          490,657        (449,115)       412,323
  PEP 38720 - Exploration                   208,335          338,814            -           547,149
  PEP 38723 - Exploration                    17,957            4,470            -            22,427
  PEP 38736 - Exploration                      -              28,428            -            28,428
  PPL 38706 - Exploration                    79,038             -            (79,038)          -
  New licenses                               29,322             -            (26,620)         2,702
Australia
  AC/P 19                                   183,073          107,033            -           290,106
  AC/P 31                                      -               9,489            -             9,489
  VIC/P 39                                     -              21,023         (21,023)          -
Papua New Guinea
  PPL 192 - Exploration                     125,677          402,827            -           528,504
  PPL 215 - Exploration                       3,784          168,480            -           172,264
People's Republic of China
  Nanling-Wuwei Blocks                      311,442             -           (311,442)          -
                                       --------------------------------------------------------------
                                          2,402,511        1,908,741      (1,029,445)     3,281,807
                                       --------------------------------------------------------------

                                       $  2,819,946     $  1,970,198    $ (1,133,920)  $  3,656,224
                                       ==============================================================

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

a)   PMP 38148 Ngatoro Oil Field

     The Company has a 5% participating interest in Petroleum Mining Permit 38148, which includes seven producing oil and/or gas wells. The New Zealand government has reserved a royalty of the greater of 5% of net sales revenue or 20% of accounting profits from the sale of petroleum products amounting to $15,248 for the 1999 fiscal year (1998 fiscal year: $10,269).

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

     Refer to Note 8.

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

     PEP 38736 requires the Company to complete a work program that includes the following:

     i) prior to January 14, 2002, acquire, process and interpret eight kilometers of seismic data or equivalent 3D seismic data, reprocess ten kilometers of seismic data, and either commit to complete the next stage of the work program detailed below in ii) or surrender the permit; and
     ii) prior to July 14, 2002, drill one exploration well and either to a satisfactory work program for the remainder of the permit term or surrender the permit.

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

     The Company and the other participant have completed the work program required for the first two years. AC/P19 requires the participants to complete the remaining work program that includes the following:

     i) prior to May 30, 2000, acquire, process and interpret 300 kilometers of seismic data;
     ii) prior to May 30, 2001, acquire, process and interpret additional\ seismic data;
     iii)  prior to May 30, 2002, drill one exploration well; and
     iv)   prior to May 30, 2003, reinterpret and evaluate results.

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

     In accordance with SFAS 123, the following is a summary of the changes in the Company's stock options for the 1999, 1998 and 1997 fiscal years:

                                         1999                           1998                          1997
                                                       Weighted                          Weighted                          Weighted
                                                        Average                           Average                           Average
                                   Number              Exercise    Number                Exercise    Number                Exercise
Fixed options                   of Shares                 Price   of Shares                 Price   of Shares                 Price
                                --------------------------------  --------------------------------  -------------------------------
Balance at beginning of year    1,066,000                $ 2.51    2,098,000               $ 2.50    1,949,000              $ 4.05
Granted                              -                      -           -                     -        570,000                2.52
Exercised                            -                      -           -                     -       (279,000)               2.34
Expired/cancelled                 (66,000)                 2.64   (1,032,000)                2.50     (142,000)               0.60
                                ---------                         ----------                         ---------
Outstanding and exercisable
  at end of year                1,000,000                $ 2.50    1,066,000               $ 2.51    2,098,000              $ 2.50
                                =========                ======   ==========               ======    =========              ======
Weighted-average fair
 value of options granted
       during the year                                   $  -                              $  -                             $ 1.16
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

For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 10 - COMMON STOCK (continued)

The following is a summary of the Company's net loss and basic and diluted loss per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied for the 1999, 1998, and 1997 fiscal years:

                            1999                    1998                        1997
                            ---------------------------- -------------------------------- --------------------------------
                            As            Pro            As             Pro               As             Pro
                            Reported      Forma          Reported       Forma             Reported       Forma
                            ---------------------------- -------------------------------- --------------------------------
Net loss for the year       $(1,173,133)  $(1,090,738)   $  (879,688)   $(1,008,688)      $  (738,377)   $(1,346,697)
                            ---------------------------- -------------------------------- --------------------------------
Basic and diluted
 loss per share             $     (0.04)  $     (0.04)   $     (0.03)   $     (0.04)      $     (0.03)   $     (0.05)
                            ---------------------------- -------------------------------- --------------------------------

     The following stock options are outstanding at December 31, 1999:

                Number                 Price                  Expiry
                of Shares              per Share              Date
                ------------------     ------------------     ------------------
                  300,000              $2.50                  May 13, 2000
                  700,000              $2.50                  October 30, 2000
                ------------------
                1,000,000
                ==================

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

For the Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 10 - COMMON STOCK (continued)

                Number                 Price                  Expiry
                of Shares              per Share              Date
                ------------------     ------------------     ------------------

                  950,000              $0.90                  May 27, 2000
                1,000,000              $0.90                  July 3, 2000
                ------------------
                1,950,000
                ==================

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


NOTE 11 - LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share calculations for the 1999, 1998 and 1997 fiscal years:

                     1999                1998                1997
                     ------------------- ------------------- -------------------
Numerator, net
 loss for the year   $ (1,173,133)       $   (879,688)       $   (738,377)
                     ------------------- ------------------- -------------------

Denominator:
Weighted-average
number of shares       28,262,398          27,861,713          26,176,186
                     ------------------- ------------------- -------------------

Basic and diluted
loss per share       $      (0.04)       $      (0.03)       $      (0.03)
                     ------------------- ------------------- -------------------

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

             2000              Cdn$    10,071
             2001                      52,731
             2002                     251,664
             2003                     662,559
             2004                        -
             2005                     153,875
             2006                     153,478
                                    ------------------
                               Cdn$ 1,284,378
                                    ==================

The Company also has losses and deductions of approximately NZ$9.79 million (December 31, 1998: NZ$6.39 million) available to offset future taxable income derived in New Zealand, Australia and Papua New Guinea.

At December 31, 1999, the Company has approximately Cdn$1.32 million (December 31, 1998 - Cdn$1.24) of deferred tax assets derived in Canada offset by a valuation allowance in its entirety resulting in a net deferred tax asset amount of Nil (December 31, 1998 - Nil)


NOTE 13 - COMPARATIVE FIGURES

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
--------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity

Common stock without par value;
100,000,000 shares authorized;
Issued and outstanding at March 31, 2000
  and December 31, 1999: 28,262,398 shares           18,245,867      18,245,867
Accumulated deficit                                  (7,722,532)     (7,644,685)
Cumulative comprehensive adjustment                   2,050,000          70,000
--------------------------------------------------------------------------------

Total Stockholders' Equity                           12,573,335      10,671,182
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity         $ 12,734,263    $ 10,949,165
================================================================================

Approved by the Directors:

/s/ David Bennett                          /s/ Alex Guidi
-------------------------------------      -------------------------------------
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

For the Three Month Periods Ended March 31,              2000          1999
--------------------------------------------------------------------------------

Revenues

Oil and gas sales                                  $    115,355    $     46,062
Interest income                                          83,258          63,424
--------------------------------------------------------------------------------

                                                        198,613         109,486
--------------------------------------------------------------------------------

Cost of Sales

Production costs                                         14,099           7,590
Depletion                                                25,768          24,398
--------------------------------------------------------------------------------

                                                         39,867          31,988
--------------------------------------------------------------------------------

                                                        158,746          77,498
--------------------------------------------------------------------------------

Expenses

General and administrative (Schedule)                   236,593         106,217
--------------------------------------------------------------------------------

Net loss for the period                                 (77,847)        (28,719)

Other Comprehensive Income (Loss)

Unrealized loss on marketable securities                   -           (145,541)
Unrealized gain on investments                        1,980,000         800,000
--------------------------------------------------------------------------------

Comprehensive income for the period                $  1,902,153    $    625,740
--------------------------------------------------------------------------------

Basic and diluted loss per share                   $      (0.00)   $      (0.00)
--------------------------------------------------------------------------------

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

For the Three Month Period Ended March 31, 2000
--------------------------------------------------------------------------------

                                                                               Cumulative           Total
                                         Common Stock        Accumulated      Comprehensive       Stockholders'
                                  ------------------------
                                   Shares          Amount      Deficit          Adjustment          Equity
                                  --------------------------------------------------------------------------------
Balance at December 31, 1999      28,262,398     $18,245,867  $ (7,644,685)    $    70,000        $10,671,182

Net loss during the period              -               -          (77,847)           -               (77,847)
Unrealized gain on investments          -               -             -          1,980,000          1,980,000
------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2000         28,262,398     $18,245,867  $ (7,722,532)    $ 2,050,000        $12,573,335
==================================================================================================================

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

For the Three Month Period Ended March 31, 2000
-----------------------------------------------


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

For the Three Month Period Ended March 31, 2000
-----------------------------------------------

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

For the Three Month Period Ended March 31, 2000
-----------------------------------------------

NOTE 6 - LOSS PER SHARE (continued)

                                                   2000             1999
                                               ------------     -------------

Numerator, net loss for the period             $   (77,847)     $   (28,719)
                                               ------------     --------------
Denominator:
Weighted-average number of shares               28,262,398       28,262,398
                                               ------------     --------------
Basic and diluted loss per share               $     (0.00)     $     (0.00)
                                               ============     ==============

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

For the Three Month Period Ended March 31, 2000
-----------------------------------------------

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

                                  PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

   The names, municipality of residence, age and position held of the directors and officers of the Registrant are as follows:

Name                   Age     Position Held

Dr. David Bennett[1]    54     President, Chief Executive Officer and Director

Ronald Bertuzzi[1][2]   63     Director

Alex P. Guidi           41     Chairman of the Board and
Director

Brad J. Holland (1)     43     Director

Mark Katsumata          34     Secretary

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

   Mr. Alex Guidi has been a member of the board of directors and an officer since October 1996. Mr. Guidi has organized and financed five oil and gas companies including the Registrant. The other four companies are Walking Stick Oil and Gas Ltd.,Trans-Orient Petroleum Ltd, AMG Oil Ltd. and Durum Energy Cons. LtdMr. Guidi has been chairman of the board and a member of the board of directors of the Registrant since October, 1996. From July, 1988 to December, 1995, Mr. Guidi was a member of the board of directors of Trans-Orient Petroleum Ltd. and was elected a member of the board of directors on January 28, 1998 and chairman on April 22, 1998. From December, 1990 to May, 1996, Mr. Guidi was a member of the board of directors of Durum Cons. Energy Corp. and was president from August, 1992 to May, 1996. From August 6, 1997 Mr. Guidi has been a member of the board of directors of AMG Oil Ltd.

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

   Subsequent Event

   On February 21, 2000, Mr Guidi resigned as chairman but remained a director. On the same day, Mr David McDonald replaced Mr Guidi as Chairman of the Board and also became a member of the Board of Directors. Also, on November 16, 2000 Mr Mark Katsumata resigned as corporate secretary and was replaced by Jeanette Watson.

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


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following are reported as Related Party Transactions. The nature of the transaction, the affiliate(s) who had an interest in the transaction and the nature of the interest are included in the description of each of the transactions:

(a) On January 31, 2000 the Registrant announced that it had entered into a letter of intent to acquire all the assets of Trans-Orient Petroleum Ltd. A formal agreement has been finalized with formal closing of the Agreement occurring on March 31, 2000 while the effective date of the Agreement is January 1, 2000. The Agreement was subject to ratification by the shareholders of Trans-Orient Petroleum Ltd. at a General Meeting of the shareholders of Trans-Orient Petroleum Ltd., which was held on May 23, 2000. At the May 23, 2000 General Meeting, the Shareholders of Trans-Orient Petroleum Ltd. approved the sale of assets to Indo-Pacific Energy Ltd. pursuant to the terms of the Agreement of Purchase and Sale. The value placed upon the Assets by the Registrant and Trans-Orient Petroleum Ltd. was $4,089,836 less an intercompany loan from the Registrant to Trans-Orient Petroleum Ltd. in the amount of $1,042,928, resulting in a net consideration payable by the Registrant to Trans-Orient Petroleum Ltd. of $3,046,908. See ITEM 1. BUSINESS for a description of the assets acquired. As at January 31, 2000, Mr. Guidi was the chairman, a member of the board of directors and principal shareholder of Trans-Orient Petroleum Ltd. owning 15,501,400 common shares of Trans-Orient Petroleum Ltd. which represented 38.63% of Trans-Orient Petroleum Ltd.'s outstanding common shares. Mr. Guidi also owns options and warrants to acquire up to a further 6,000,000 common shares of Trans-Orient Petroleum Ltd. Dr. David Bennett was the president, director and a shareholder of Trans-Orient Petroleum Ltd. beneficially owning 200,000 common shares in Trans-Orient Petroleum Ltd. which represented 0.50% of Trans-Orient Petroleum Ltd.'s outstanding common shares. Additionally, Mr. Bennett beneficially owned warrants and options to acquire up to 1,225,000 common shares of Trans Orient Petroleum Ltd. The common shares, warrants and options attributable to Dr. Bennett are held in a family trust of which Dr. Bennett is one of the beneficiaries. Dr. Bennett's spouse, Jenni Lean, also owned 28,000 common shares in Trans-Orient Petroleum Ltd. Mr. Ron Bertuzzi owned 946,886 common shares of Trans-Orient Petroleum Ltd., which represented 2.36% of outstanding. Mr. Brad Holland owned 1,565,500 common shares in Trans-Orient Petroleum Ltd., which represents 3.90% of outstanding. Additionally, Mr. Holland owned warrants to acquire 2,000,000 common shares of Trans-Orient Petroleum Ltd. Mr. Mark Katsumata is the secretary and a shareholder of Trans-Orient Petroleum Ltd. owning 17,600 common shares of Trans-Orient Petroleum Ltd. which represents 0.04% of outstanding. In order to evaluate whether the transaction was fair amongst the Registrant and

Trans-Orient Petroleum Ltd. the Registrant commissioned a fairness report by Evans & Evans Inc. Evans & Evans analyzed the terms of the proposed transactions and determined that the terms were supported by the valuation of the assets being exchanged. At the meeting of directors held on March 17, 2000 in which the resolution was passed to enter into the formal Agreement of Purchase and Sale of Assets, Mr. Alex Guidi and Dr. Dave Bennett declared their interest in the matter and abstained from voting. The remaining director in attendance at the meeting, David MacDonald, approved the resolution.

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

B.   Reports on Form 8-K

On April 13, 2000, as amended on March 30, 2001, the Registrant filed a Form 8-K detailing the Asset Purchase between the Registrant and Trans-Orient Petroleum Ltd.

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

INDO-PACIFIC ENERGY LTD.

Date: March 30, 2001          By: /s/ David Bennett
                                  ---------------------------------
                                  Dr. David Bennett,
                                  President & Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

By: /s/ David Bennett
    -----------------------------
    Dr. David Bennett,
    Director President & Chief Executive Officer (Principal
    Executive Officer)

By: /s/ John Burt
    -----------------------------
    Mr. John Burt, Controller

By: /s/ Ronald Bertuzzi
    -----------------------------
    Mr. Ronald Bertuzzi, Director

By: /s/ Alex Guidi
    -----------------------------
    Mr. Alex Guidi, Director