Form 10-Q/A
period 2000-03-31
INDO PACIFIC ENERGY LTD
filed 2001-04-05
CIK 1041829

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-Q/A-1

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

YUKON TERRITORY, CANADA                                NOT APPLICABLE
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

                         PART 1   FINANCIAL INFORMATION

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
--------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity

Common stock without par value;
100,000,000 shares authorized;
Issued and outstanding at March 31, 2000
  and December 31, 1999: 28,262,398 shares       18,245,867          18,245,867
Accumulated deficit                              (7,722,532)         (7,644,685)
Cumulative comprehensive adjustment               2,050,000              70,000
--------------------------------------------------------------------------------
Total Stockholders' Equity                       12,573,335          10,671,182
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity     $ 12,734,263        $ 10,949,165
================================================================================

Approved by the Directors:

/s/ David Bennett                              /s/ Alex Guidi
---------------------------------              ---------------------------------
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

For the Three Month Period Ended March 31, 2000
--------------------------------------------------------------------------------

                                                                                  Cumulative            Total
                                            Common Stock         Accumulated     Comprehensive       Stockholders'
                                  -----------------------------
                                     Shares           Amount       Deficit        Adjustment            Equity
                                  ------------------------------------------------------------------------------------
Balance at December 31, 1999        28,262,398     $ 18,245,867   $(7,644,685)    $    70,000         $ 10,671,182

Net loss during the period                -                -          (77,847)           -                 (77,847)
Unrealized gain on investments            -                -             -          1,980,000            1,980,000
----------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000           28,262,398     $ 18,245,867   $(7,722,532)    $ 2,050,000         $ 12,573,335
======================================================================================================================

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

For the Three Month Period Ended March 31, 2000
--------------------------------------------------------------------------------

NOTE 6 - LOSS PER SHARE (continued)

                                                      2000           1999
                                                 --------------   --------------
Numerator, net loss for the period               $     (77,847)   $     (28,719)
                                                 --------------   --------------
Denominator:
Weighted-average number of shares                   28,262,398       28,262,398
                                                 --------------   --------------
Basic and diluted loss per share                 $       (0.00)   $       (0.00)
                                                 ==============   ==============

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

At an extraordinary general meeting held on May 23, 2000, this transaction was approved by the shareholders of Trans-Orient Petroleum Ltd. and completed.

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

On January 30, 2000 the Registrant entered into a letter of intent with Trans-Orient Petroleum Ltd., to acquire Trans-Orient's interest in jointly held exploration permits. The parties established a purchase price on the basis of
1.2 times the capitalized petroleum expenditures incurred on the exploration permits plus certain overriding production royalties, shares of the Registrant including share purchase warrants and other consideration. The letter of intent was formalized by an agreement of purchase and sale with an effective date of January 1, 2000 and made subject to approval of Trans-Orient's stockholders by the requisite extraordinary majority at a special meeting of stockholders held on May 23, 2000. The Registrant filed a Form 8-K on April 13, 2000, as amended on March , 2001, disclosing the transaction, which is incorporated herein by
        --
reference.

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

As at March 31, 2000, the Registrant had cash and short-term deposits of $4,036,804 compared to $4,863,254 as of March 31, 1999. Working capital as at March 31, 2000 was $5,534,731 versus $6,130,997 for March 31, 1999. Working capital includes $1,256,541 of loans receivable from Trans-Orient and $196,468 of marketable securities, which form part of the consideration to Trans-Orient for the purchase of exploration permit interests from Trans-Orient described herein. Working capital net of sale adjustments was $4,081,722 as at March 31, 2000. The Registrant used $71,167 in net cash for operating activities during the first quarter compared to $137,339 for the first quarter ended March 31, 1999. $11,297 was used for purchases of property and equipment compared to $8,639 in 1999 and $549,656 was expended on the Registrant's exploration activities described herein versus $130,638 for the first quarter ended March 31, 1999. The Registrant also purchased $400,000 of investments for cash in the comparable quarter. The net effect of the above noted transactions was a use of cash of $826,450 for the first quarter ended March 31, 2000 compared to $676,616 for the comparable quarter.

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

During February 2000 the Registrant completed a 3-D seismic survey over the southern part of New Zealand permit PEP 38720 to further evaluate the area. The Registrant had previously plugged and suspended a well testing a shallow target in the north of the permit area in late December 1999. The Registrant is seeking farm-in partners to assist in the funding of future drilling in the prospect area.

Recent Exploration Activities

Subsequent to the quarter end, the Registrant, as operator, completed a seismic program to delineate drilling locations on the Arcadia and Ealing prospects in New Zealand permit PEP 38256. On June 27, 2000 AMG Oil Ltd. exercised its option to acquire an additional 50% interest in the permit from the Registrant through funding the drilling of two exploration wells. These wells, Arcadia-1 and Ealing-1, were drilled in fourth quarter 2000.

On June 30, 2000 the Registrant, as operator, commenced drilling on the Speedy Prospect in New Zealand permit PEP 38332, in the onshore East Coast Basin. The well was plugged and suspended due to engineering and drilling difficulties on July 19, 2000 at a depth of 2,874 feet. Minor hydrocarbon indications were encountered during drilling. The Registrant and the participants in PEP 38332 are presently considering methods to over come the difficulties and may reenter and deepen the well at some late date in the future.

On July 6, 2000, the Registrant announced that Phillips Petroleum Ltd. had signed a letter of intent with an offshore drilling contractor to drill a prospect in the Timor Sea exploration permit ZOCA 96-16. The drilling is anticipated to commence in the third quarter, with the well drilled to a target depth of 14,000 feet. Under the terms of the farm-out agreement with Phillips, the Registrant's participating interest is reduced to 10% with Phillips funding of all drilling and testing costs of this well. Phillips Petroleum drilled the Coleraine-1 well in the fourth quarter. The well was plugged and abandoned as a dry hole.

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

PART II     OTHER INFORMATION

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

On May 23, 2000 the stockholders of Trans-Orient Petroleum Ltd. approved the sale of its oil and gas exploration permits and assets to the Registrant on terms disclosed in the Registrant's 8-K filed on April 13, 2000, as amended on
March   , 2001. 4,184,224 shares of the Registrant's common stock were issued to
      --
Trans-Orient as partial consideration, which include an attached "A" warrant and a conditional "B" warrant. Each "A" warrant entitles Trans-Orient to purchase on additional share of common stock of the Registrant for $0.50 per share if exercised on or before March 29, 2001 or $0.75 per share thereafter until the expiry date on March 29, 2002. The "B" warrants are issueable upon exercise of the "A" warrants and a commercial hydrocarbon discovery having been obtained in any of the permits transferred from Trans-Orient to the Registrant. The "B" warrants are exercisable at a price of $1.50 per share within one year from the date of issue.

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

Item 3   Defaults Upon Senior Securities

Not applicable

Item 4   Submission of Matters to a Vote of Security Holders

The Annual General Meeting of Stockholders was held on June 20, 2000 at the offices of the Registrant's domestic corporate counsel in Vancouver, British Columbia. The Notice of Meeting, Information Circular and Proxy was mailed on May 18, 2000 to stockholders of record on May 16, 2000. Proxies were delivered to the Registrant constituting a quorum. 25,464,495 shares were voted, representing 78.5% of the issued and outstanding shares of the Registrant's common stock as of the Record Date. The matters voted on, and the results of the votes for, against and withheld with respect to each matter, consisted of the following:

- Stockholders appointed Sadovnick Telford and Skov as auditors for the ensuing year and authorized the directors to fix their remuneration. Votes cast in favor were 24,874,317; 189,263 against and 200,915 were withheld from voting.

- The election of the following directors for the ensuing year were approved by Ordinary Resolution:

    --------------------------------------------------------
                     Votes For      Votes Against   Withheld
    --------------------------------------------------------
    David McDonald   24,796,289                     468,206
    --------------------------------------------------------
    David Bennett    24,766,390                     498,105
    --------------------------------------------------------
    Alex Guidi       24,750,545                     498,105
    --------------------------------------------------------
    Ronald Bertuzzi  24,768,540                     495,955
    --------------------------------------------------------
    Brad Holland     24,721,439                     543,056
    --------------------------------------------------------

- Stockholders approved by Special Resolution; (a) that the Registrant consolidate all of its common shares on a one for five basis and that no fractional shares shall be issued in connection with the consolidation; (b) that the maximum number of common shares that the Registrant is authorized to issue be increased to an unlimited number of common shares without par value, and; (c) that the Directors of the Registrant be authorized to revoke the special resolutions approving the share consolidation before it is acted upon without further stockholder approval. Votes cast in favor were 21,550,968; 3,390,580 against and 322,947 were withheld from voting.

Item 5   Other Information

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

As a foreign private issuer, the Registrant's reporting requirements will now generally consist of filing an annual report under Form 20-F and, under cover of Form 6-K, information which is material with respect to the Registrant and its subsidiaries concerning; changes in business; changes in management or control; acquisitions or dispositions of assets; bankruptcy or receivership; changes in registrant's certifying accountants; the financial condition and results of operations; material legal proceedings; changes in securities or in the security for registered securities; defaults upon senior securities; material increases or decreases in the amount outstanding of securities or indebtedness; the results of the submission of matters to a vote of security holders; transactions with directors, officers or principal security holders; the granting of options or payment of other compensation to directors or officers; and any other information which the registrant deems of material importance to security holders. The Registrant will continue to file with the British Columbia Securities Commission all requirements as a reporting issuer in the Province of British Columbia, Canada, including annual and quarterly reports prepared under Canadian generally accepted accounting principles. All Canadian regulatory filings will be available on line over the Internet at www.sedar.com. Directors,
                                                       -------------
officers and significant shareholders of the Registrant are also required to file insider reports with the British Columbia Securities Commission.

On July 21, 2000, an "E" was attached to the Registrant's trading symbol, on the NASD's OTC Electronic Bulletin Board (the "OTC Bulletin Board"), in accordance with the requirements imposed under the NASD's eligibility rules. The Registrant's shares will be ineligible for quotation on the OTC Bulletin Board after August 20, 2000, unless the SEC staff has no further comments with respect to the Registrant's Form 10 registration statement, filed August 21, 1998. On August 2, 2000, the Registrant responded to the SEC staff's most recent comment letter, dated October 30, 1998. The Registrant expects to be delisted from the OTC Bulletin Board and will seek a listing for its common shares on the electronic "pink sheet" marketplace until the SEC staff has no further comments regarding the Registrant's Form 10 registration statement and the Registrant's application to re-list on the OTC Bulletin Board is approved by the NASD.

Item 6   Exhibits and Reports on Form 8-K

         Exhibits filed with this Form 10-Q are:

         (a)   Financial Data Schedule

         (b)   Reports on Form 8-K

The Registrant filed a Form 8-K on April 13, 2000, as amended on March   , 2001,
                                                                      ---
regarding the Agreement of Purchase and Sale, effective January 1, 2000, between the Registrant and Trans-Orient Petroleum Ltd., under which the Registrant purchased all of Trans-Orient's oil and gas assets and interests in its exploration permits in New Zealand, Australia and Papua New Guinea. The closing occurred on March 29, 2000 and was subject to the approval of the stockholders of Trans-Orient, which was obtained on May 23, 2000. The Registrant included a pro forma balance sheet as of January 1, 2000 reflecting the sale adjustments, and the Agreement of Purchase and Sale was included as an exhibit in the Form 8-K.


INDEX TO EXHIBITS

Exhibit No.               Description of Exhibit
------------              ------------------------

27                        Financial Data Schedule





                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.




INDO-PACIFIC ENERGY LTD.



By: /s/ David Bennett                            March                , 2001
    ----------------------------------                 --------------
    David Bennett, President



By: /s/ Jeanette Watson                          March                , 2001
    ----------------------------------                 --------------
    Jeanette Watson, Secretary